Form 10-Q
period 2008-03-31
MAXIM TEP, INC
filed 2008-07-21
CIK 1422220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:                      to

Commission File No.: 000-53093

MAXIM TEP, INC.
(Exact name of registrant as specified in its charter)

TEXAS	20-0650828
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9400 Grogan’s Mill Road, Suite 205
The Woodlands, Texas 77380
www.maximtep.com

(Address of principal executive offices)

Registrant’s Telephone Number, Including Area Code: (281) 466-1530

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

The number of shares of the registrant’s common stock outstanding as of June 30, 2008: 125,365,980 shares.

MAXIM TEP, INC.

Form 10-Q
For the Quarterly Period Ended March 31, 2008

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements Unaudited

Maxim TEP, Inc.

Consolidated Balance Sheets

	March 31,	December 31,
	2008	2007
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$28,290	$166,412
Accounts receivable	1,860,819	1,548,131
Other receivable	494,502	364,000
Inventories	88,868	88,868
Prepaid expenses and other current assets	111,923	107,721
Deferred financing costs, net	-	51,800

Total current assets	2,584,402	2,326,932

Oil and natural gas properties (successful efforts method of accounting):
Proved	25,194,969	25,819,764
Unproved	3,747,744	3,706,590
	28,942,713	29,526,354

Less accumulated depletion, depreciation and amortization	(4,410,279)	(3,783,700)

Oil and natural gas properties, net	24,532,434	25,742,654

Property and equipment:
Land	112,961	112,961
Buildings	240,500	240,500
Leasehold improvements	244,025	244,025
Office equipment and computers	81,020	79,769
Furniture and fixtures	211,581	211,581
Field service equipment and vehicles	738,463	738,463
Drilling equipment	174,082	174,082
	1,802,632	1,801,381

Less accumulated depreciation	(349,351)	(310,036)

Property and equipment, net	1,453,281	1,491,345

Intangible assets, net	4,669,723	4,881,302

Other assets	491,872	496,046

Total assets	$33,731,712	$34,938,279

See accompanying notes to consolidated financial statements

Maxim TEP, Inc.

Consolidated Balance Sheets (Continued)

	March 31,	December 31,
	2008	2007
	(Unaudited)

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$3,581,497	$4,144,402
Accounts payable to operators	1,250,302	1,071,089
Interest payable	6,752,290	5,202,148
Accrued payroll and related taxes and benefits	1,337,090	1,056,272
Accrued liabilities	1,202,284	1,078,353
Current maturities of notes payable, net of discount	43,808,772	43,808,772
Current maturities of notes payable, related party, net of discount	716,668	5,161,025

Total current liabilities	58,648,903	61,522,061

Notes payable, net of current maturities	1,750,000	1,750,000
Notes payable, related party, net of current maturities	1,250,000	1,250,000
Production payment payable	6,940,103	6,877,945
Deferred revenue	72,500	125,000
Asset retirement obligation	2,226,375	2,179,273

Total liabilities	70,887,881	73,704,279

Commitments and contingencies	-	-

Stockholders’ deficit
Preferred stock, $0.00001 par value; 50,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, $0.00001 par value; 250,000,000 shares authorized; 97,195,470 and 85,604,516 shares issued and 97,145,470 and 85,579,516 shares outstanding at March 31, 2008 and December 31, 2007, respectively	972	856
Additional paid-in capital	59,649,730	50,477,255
Accumulated deficit	(96,806,870)	(89,244,111)
Treasury stock, at cost; 50,000 and 25,000 shares at March 31, 2008 and December 31, 2007, respectively	(1)	-

Total stockholders’ deficit	(37,156,169)	(38,766,000)

Total liabilities and stockholders’ deficit	$33,731,712	$34,938,279

See accompanying notes to consolidated financial statements

Maxim TEP, Inc.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2008	2007

Revenues:
Oil and natural gas revenues	$884,947	$980,209
Drilling revenues	-	-
License fees, royalties and related services	27,500	52,800

Total revenues	912,447	1,033,009

Cost and expenses:
Production and lease operating expenses	504,201	997,626
Drilling operating expenses	3,741	13,645
Costs attributable to license fees and related services	-	8,000
Exploration costs	-	185,025
Revenue sharing royalties	22,448	13,149
Depletion, depreciation and amortization	877,472	508,651
Impairment of oil and natural gas properties	-	7,195,367
Accretion of asset retirement obligation	45,572	39,862
General and administrative expenses	4,374,429	1,247,846

Total cost and expenses	5,827,863	10,209,171

Loss from operations	(4,915,416)	(9,176,162)

Other income (expense):
Interest expense, net	(2,810,870)	(1,928,037)
Other miscellaneous income, net	163,527	8,259

Total other expense, net	(2,647,343)	(1,919,778)

Loss before income taxes	(7,562,759)	(11,095,940)

Income taxes	-	-

Net loss	$(7,562,759)	$(11,095,940)

Net loss per common share:
Basic and diluted	$(0.09)	$(0.14)

Weighted average common shares outstanding:
Basic and diluted	87,159,252	76,813,248

See accompanying notes to consolidated financial statements

Maxim TEP, Inc.

Consolidated Statements of Stockholders’ Deficit (Unaudited)

For the Three Months Ended March 31, 2008

	Common Stock		Additional Paid-In	Accumulated	Treasury	Total Stockholders’
	Shares	Amount	Capital	Deficit	Stock	Deficit

Balance at December 31, 2007	85,604,516	$856	$50,477,255	$(89,244,111)	$-	$(38,766,000)

Common stock issued for cash	631,166	6	473,368	-	-	473,374

Common stock issued for services	3,760,000	38	2,819,962	-	-	2,820,000

Common stock issued upon the conversion of debt, other liabilities and interest, related party	7,199,788	72	5,399,769	-	-	5,399,841

Purchase of common stock, 25,000 shares, at cost	-	-	-	-	(1)	(1)

Common stock offering costs	-	-	(24,007)	-	-	(24,007)

Common stock warrants issued as offering costs	-	-	24,007	-	-	24,007

Common stock warrants issued in connection with notes payable, related parties	-	-	15,778	-	-	15,778

Common stock warrants issued to extend notes payable terms	-	-	5,734	-	-	5,734

Common stock warrants issued to extend notes payable terms, related party	-	-	4,096	-	-	4,096

Common stock warrants issued to extend put agreement terms	-	-	10,076	-	-	10,076

Common stock warrants issued in connection with sale of net revenue interests	-	-	60,459	-	-	60,459

Common stock options issued to employees as stock based compensation	-	-	61,243	-	-	61,243

Common stock options issued to non-employee directors as stock based compensation	-	-	306,212	-	-	306,212

Beneficiary conversion feature in connection with convertible note payable, related party	-	-	15,778	-	-	15,778

Net loss	-	-	-	(7,562,759)	-	(7,562,759)

Balance at March 31, 2008	97,195,470	$972	$59,649,730	$(96,806,870)	$(1)	$(37,156,169)

See accompanying notes to consolidated financial statements

Maxim TEP, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2008	2007

Cash flows from operating activities:
Net loss	$(7,562,759)	$(11,095,940)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion, depreciation and amortization	877,472	508,651
Accretion of asset retirement obligation	45,572	39,862
Impairment of oil and natural gas properties	-	7,195,367
Amortization of debt discount	487,530	-
Amortization of deferred financing costs	65,804	472,810
Common stock issued for services	2,820,000	-
Common stock warrants granted to non-employees for financing	70,535	-
Stock based compensation	367,455	-
Changes in operating assets and liabilities
Accounts receivable	(312,688)	(152,704)
Other receivable	(130,502)	(262,074)
Inventories	-	8,000
Prepaid expenses and other assets	(4,202)	(111,762)
Accounts payable	(83,324)	157,156
Accounts payable to operators	179,213	245,825
Accrued payroll and related taxes and benefits	280,818	118,736
Interest payable and accrued liabilities	1,938,072	1,076,716
Deferred revenue	(52,500)	(2,500)

Net cash used in operating activities	(1,013,504)	(1,801,857)

Cash flows from investing activities:
Capital expenditures for oil and natural gas properties	(89,829)	(4,903,325)
Capital expenditures for property and equipment	(1,251)	(83,039)
Proceeds from sale of net revenue interests and sharing agreements	675,000	-
Change in oil and natural gas property accrual and prepayments	(479,581)	4,142,257

Net cash provided by (used in) investing activities	104,339	(844,107)

Cash flows from financing activities:
Payment on production payment payable	-	(14,482)
Payments on notes payable	-	(229,474)
Proceeds from issuance of notes payable, related parties	300,000	60,000
Payments on notes payable, related parties	(2,331)	-
Proceeds from issuance of common stock	473,374	-

Net cash provided by (used in) financing activities	771,043	(183,956)

Decrease in cash and cash equivalents	(138,122)	(2,829,920)

Cash and cash equivalents at beginning of period	166,412	2,965,893

Cash and cash equivalents at end of period	$28,290	$135,973

See accompanying notes to consolidated financial statements

Maxim TEP, Inc.

Consolidated Statements of Cash Flows (Continued) (Unaudited)

	Three Months Ended March 31,
	2008	2007

Supplemental cash flow disclosures:
Cash paid for interest, net of amounts capitalized	$278,097	$476,662

Non cash financing and investing activities:
Notes payable and accrued interest exchanged for common stock, related party	$5,249,841	$-
Other liabilities exchanged for common stock, related party	$150,000	$-
Asset retirement obligation incurred	$1,530	$11,333
Net payable issued in connection with purchase of oil and natural gas property	$-	$375,000
Common stock warrants granted in connection with notes payable, related party	$15,778	$-
Common stock warrants granted in connection with sale of net revenue interests	$60,459	$-
Common stock warrants granted to extend notes payable terms	$5,734	$-
Common stock warrants granted to extend notes payable terms, related party	$4,096	$-
Common stock warrants granted to extend put agreement terms	$10,076	$-
Common stock warrants granted as offering costs	$24,007	$-
Beneficial conversion feature in connection with convertible debt, related party	$15,778	$-

See accompanying notes to consolidated financial statements

Maxim TEP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

March 31, 2008

Note 1 -	Financial Statement Presentation

Organization and nature of operations

Maxim TEP, Inc. was formed in 2004 as a Texas corporation to acquire, develop, produce and exploit oil and natural gas properties. Maxim TEP, Inc. and its wholly owned subsidiaries (collectively referred to as the “Company”) have a patented technology for horizontal lateral drilling, the Landers’ Horizontal Drilling Technology (“LHD Technology”), a secondary enhancement technique designed to open lateral channels extending radially from the well bore or horizontally into the oil and natural gas reservoir. The Company’s major oil and natural gas properties are located in California, Kentucky, Arkansas, Louisiana and New Mexico. The Company’s executive offices are located in The Woodlands, Texas.

Going concern

As presented in the consolidated financial statements, the Company has incurred a net loss of $7,562,759 during the three months ended March 31, 2008, and losses are expected to continue in the near term. Current liabilities exceeded current assets by $56,064,501 and the accumulated deficit is $96,806,870 at March 31, 2008. Amounts outstanding and payable to creditors are in arrears and the Company is in negotiations with certain creditors to obtain extensions and settlements of outstanding amounts. The Company is currently in default on certain of its debt obligations and the Company has no future borrowings or funding sources available under existing financing arrangements. Management anticipates that significant additional capital expenditures will be necessary to develop the Company’s oil and natural gas properties, which consist primarily of proved reserves that are non-producing, before significant positive operating cash flows will be achieved.

Management's plans to alleviate these conditions include the renegotiation of certain trade payables, settlements of debt amounts with stock, deferral of certain scheduled payments, and sales of certain non-core properties, as considered necessary. In addition, management is pursuing business partnering arrangements for the acquisition and development of its properties as well as debt and equity funding through private placements. Without outside investment from the sale of equity securities, debt financing or partnering with other oil and natural gas companies, operating activities and overhead expenses will be reduced to a pace that available operating cash flows will support.

The accompanying unaudited consolidated financial statements are prepared as if the Company will continue as a going concern. The unaudited consolidated financial statements do not contain adjustments, including adjustments to recorded assets and liabilities, which might be necessary if the Company were unable to continue as a going concern.

Note 2 -	Summary of Significant Accounting Policies

Principles of consolidation

The accompanying unaudited consolidated financial statements are presented in accordance with U.S. generally accepted accounting principles.  The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of all significant intercompany transactions and balances.  The financial statements reflect necessary adjustments, all of which were of a recurring nature and are in the opinion of management necessary for a fair presentation.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The Company believes that the disclosures presented are adequate to allow the information presented not to be misleading.  The financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Registration Statement on Form 10 for the year ended December 31, 2007.

Maxim TEP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

March 31, 2008

Note 2 -	Summary of Significant Accounting Policies (Continued)

Major Customers

The Company sold oil and natural gas production representing more than 10% of its oil and natural gas revenues as follows:

	Three Months Ended March 31,
	2008	2007

Interconn Resources, Inc. (1)	41%	35%
Lion Oil Trading & Transportation, Inc. (1)	21%	15%
Plains Marketing, LP (1)	-	19%
Orchard Petroleum, Inc. (2)	35%	30%

(1) The Company does not have a formal purchase agreement with this customer, but sells production on a month-to-month basis at spot prices adjusted for field differentials.
(2) Orchard Petroleum, Inc. is the operator of the Company’s wells in California and sells production on the Company’s behalf to Kern Oil & Refining, Co. and Aera Energy, LLC.

Accounting estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods reported. Actual results could differ from these estimates.

Significant estimates include volumes of oil and natural gas reserves used in calculating depletion of proved oil and natural gas properties, future net revenues and abandonment obligations, impairment of proved and unproved properties, future income taxes and related assets and liabilities, the fair value of various common stock, warrants and option transactions, and contingencies. Oil and natural gas reserve estimates, which are the basis for unit-of-production depletion and the calculation of impairment, have numerous inherent uncertainties. The accuracy of any reserve estimate is a function of the quality of available data, the engineering and geological interpretation and judgment. Results of drilling, testing and production subsequent to the date of the estimate may justify revision of such estimate. Accordingly, reserve estimates are often different from the quantities of oil and natural gas that are ultimately recovered. In addition, reserve estimates are vulnerable to changes in wellhead prices of crude oil and natural gas. Such prices have been volatile in the past and can be expected to be volatile in the future.

These significant estimates are based on current assumptions that may be materially effected by changes to future economic conditions such as the market prices received for sales of volumes of oil and natural gas, interest rates, the fair value of the Company’s common stock and corresponding volatility, and the Company’s ability to generate future taxable income. Future changes to these assumptions may affect these significant estimates materially in the near term.

Maxim TEP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

March 31, 2008

Note 2 -	Summary of Significant Accounting Policies (Continued)

Oil and natural gas properties

The Company accounts for its oil and natural gas operations using the successful efforts method of accounting. Under this method, all costs associated with property acquisitions, successful exploratory wells, all development wells, including dry hole development wells, and asset retirement obligation assets are capitalized. Additionally, interest is capitalized while wells are being drilled and the underlying property is in development. Costs of exploratory wells are capitalized pending determination of whether each well has resulted in the discovery of proved reserves. Oil and natural gas mineral leasehold costs are capitalized as incurred. Items charged to expense generally include geological and geophysical costs, costs of unsuccessful exploratory wells, and oil and natural gas production costs. Capitalized costs of proved properties including associated salvage are depleted on a well-by-well or field-by-field (common reservoir) basis using the units-of-production method based upon proved producing oil and natural gas reserves. Dispositions of oil and natural gas properties are accounted for as adjustments to capitalized costs with gain or loss recognized upon sale. A gain is recognized to the extent sales price exceeds original cost or the carrying value, net of impairment; a loss is recognized if recovery of costs is uncertain or future performance is required on the property. Oil and natural gas properties are also subject to impairment at each reporting period. Unproved property costs are excluded from depletable costs until the related properties are developed. See impairment discussed in “Long-lived assets and intangible assets” below.

Long-lived assets and intangible assets

The Company accounts for intangible assets in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, "Accounting for Goodwill and Other Intangible Assets.” Intangible assets that have defined lives are subject to amortization over the useful life of the assets. Intangible assets held having no contractual factors or other factors limiting the useful life of the asset are not subject to amortization but are reviewed at least annually for impairment or when indicators suggest that impairment may be needed.

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.” If the carrying amount of the asset, including any intangible assets associated with that asset, exceeds its estimated future undiscounted net cash flows, the Company will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value. The fair value used to calculate the impairment for a producing oil and natural gas field that produces from a common reservoir is first determined by comparing the undiscounted future net cash flows associated with total proved properties to the carrying value of the underlying evaluated property. If the cost of the underlying evaluated property is in excess of the undiscounted future net cash flows, the future net cash flows are used discounted at 10% to determine the amount of impairment.

For unproved property costs, management reviews these investments for impairment on a property-by-property basis at each reporting period or if a triggering event should occur that may suggest that an impairment may be required.

Accordingly, the Company recorded $7,195,367 as impairment of proved oil and natural gas properties and related equipment on the South Belridge Field during the three months ended March 31, 2007. There was no impairment of proved or unproved properties required at March 31, 2008.

Maxim TEP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

March 31, 2008

Note 2 -	Summary of Significant Accounting Policies (Continued)

Asset retirement obligation

SFAS No. 143, “ Accounting for Asset Retirement Obligations,” requires that the fair value of the liability for asset retirement costs be recognized in an entity’s balance sheet, as both a liability and an increase in the carrying values of such assets, in the periods in which such liabilities can be reasonably estimated. The present value of the estimated future asset retirement obligation (“ARO”), as of the date of acquisition or the date at which a successful well is drilled, is capitalized as part of the costs of proved oil and natural gas properties and recorded as a liability. The asset retirement costs are depleted over the production life of the oil and natural gas property on a unit-of-production basis.

The ARO is recorded at fair value and accretion expense is recognized as the discounted liability is accreted to its expected settlement value. The fair value of the ARO liability is measured by using expected future cash outflows discounted at the Company’s credit adjusted risk free interest rate.

Amounts incurred to settle plugging and abandonment obligations that are either less than or greater than amounts accrued are recorded as a gain or loss in current operations. Revisions to previous estimates, such as the estimated cost to plug a well or the estimated future economic life of a well, may require adjustments to the ARO and are capitalized as part of the costs of proved oil and natural gas property.

The following table is a reconciliation of the ARO liability for the three months ended March 31:

	Three Months Ended March 31,
	2008	2007

Asset retirement obligation at beginning of period	$2,179,273	$1,777,435
Liabilities incurred	1,530	11,333
Revisions to previous estimates	-	-
Dispositions	-	-
Accretion expense	45,572	39,862

Asset retirement obligation at end of period	$2,226,375	$1,828,630

Income taxes

The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Deferred tax assets include tax loss and credit carryforwards and are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

On January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 prescribes a measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return.  Additionally, FIN 48 provides guidance regarding uncertain tax positions relating to derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company will classify any interest and penalties associated with income taxes as interest expense.  At March 31, 2008, the Company had no material uncertain tax positions and the tax years 2004 through 2007 remained open to review by federal and various state tax jurisdictions.

Maxim TEP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

March 31, 2008

Note 2 -	Summary of Significant Accounting Policies (Continued)

Stock based compensation

Beginning January 1, 2006, the Company adopted SFAS No. 123(R), “Accounting for Stock Based Compensation,” to account for its Incentive Compensation Plan (the “2005 Incentive Plan”). SFAS No. 123(R) requires all share-based payments to employees (which includes non-employee Board of Directors), including employee stock options, warrants and restricted stock, be measured at the fair value of the award and expensed over the requisite service period (generally the vesting period). The fair value of common stock options or warrants granted to employees is estimated at the date of grant using the Black-Scholes option pricing model by using the historical volatility of comparable public companies. The calculation also takes into account the common stock fair market value at the grant date, the exercise price, the expected life of the common stock option or warrant, the dividend yield and the risk-free interest rate.

Under the 2005 Incentive Plan, the Company from time to time may issue stock options, warrants and restricted stock to acquire goods or services from third parties. Restricted stock, options or warrants issued to other than employees or directors are recorded on the basis of their fair value, which is measured as of the date required by Emerging Issues Task Force (“EITF”) Issue 96-18, “ Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” In accordance with EITF 96-18, the options or warrants are valued using the Black-Scholes model on the basis of the market price of the underlying equity instrument on the “valuation date,” which for options and warrants related to contracts that have substantial disincentives to non-performance, is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period.

The Company recognized stock-based compensation expense from annual stock options granted to employee and non-employee directors for the three months ended March 31, 2008 of $367,455.

Earnings per share

Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilutive effects of common stock equivalents such as options, warrants and convertible securities. Due to the Company incurring a net loss during the three months ended March 31, 2008 and 2007, basic and diluted loss per share are the same as all potentially dilutive common stock equivalents are anti-dilutive. Under SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” entities that have issued mandatorily redeemable shares of common stock or entered into forward contracts that require physical settlement by repurchase of a fixed number of the issuer’s equity shares of common stock in exchange for cash shall exclude the common shares that are to be redeemed or repurchased in calculating basic and diluted earnings per share. For the three months ended March 31, 2008, the Company excluded 230,833 weighted average common shares outstanding for shares issued with put options that were recorded as a derivative liability within accrued liabilities, from its earnings per common share calculation.

Recently adopted accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, where fair value has been determined to be the relevant measurement attribute. This statement is effective for financial statements of fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 did not have a material effect on the Company’s consolidated financial statements.

Maxim TEP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

March 31, 2008

Note 2 -	Summary of Significant Accounting Policies (Continued)

Recently adopted accounting pronouncements (continued)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115.” The new standard permits an entity to make an irrevocable election to measure most financial assets and financial liabilities at fair value. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions, as long as it is applied to the instrument in its entirety. Changes in fair value would be recorded in income. SFAS No. 159 establishes presentation and disclosure requirements intended to help financial statement users understand the effect of the entity’s election on earnings. SFAS No. 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. The adoption of SFAS No. 159 did not have a material effect on the Company’s consolidated financial statements.

Recent unadopted accounting pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements to recognize the assets acquired and liabilities assumed in an acquisition transaction and determines what information to disclose to investors regarding the business combination. SFAS No. 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual period beginning after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statement—amendments of ARB No. 51.” SFAS No. 160 states that accounting and reporting for minority interests will be recharacterized as non-controlling interests and classified as a component of equity.  The statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary.  This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. The Company currently has no subsidiary subject to this standard and does not expect a material impact from SFAS No. 160 on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The provisions of SFAS 161 are effective for the fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of adopting SFAS 161 on its consolidated financial statement disclosures.

On May 9, 2008 the FASB issued FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” APB 14-1 requires the issuer to separately account for the liability and equity components of convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The guidance will result in companies recognizing higher interest expense in the statement of operations due to amortization of the discount that results from separating the liability and equity components. APB 14-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting APB 14-1 on it consolidated financial statements.

Maxim TEP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

March 31, 2008

Note 3 -	Debt

Notes payable consists of the following at March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007

Notes payable	$400,000	$400,000
Notes payable, related party	16,668	3,597,001
Convertible notes payable	45,158,772	45,158,772
Convertible notes payable, related party	1,950,000	3,270,000

	47,525,440	52,425,773

Less unamortized debt discount	-	(455,976)

	47,525,440	51,969,797
Less current maturities:
Notes payable, net of discount	(43,808,772)	(43,808,772)
Notes payable, related party, net of discount	(716,668)	(5,161,025)

Notes payable, net of current maturities and discount	$3,000,000	$3,000,000

Notes payable

The Company held notes payable with an individual investor aggregating $400,000 at March 31, 2008 and December 31, 2007. This notes payable matured on September 30, 2007 bearing interest at fixed rates of 12%. Simple interest will accrue from the note issue date and is due and payable either at maturity or quarterly or semi-annually until maturity. The Company is in default on this note payable at March 31, 2008 and is in the process of renegotiating its terms. This note payable in default is accruing interest at an additional 10% (22%) and additional late fees may apply. This note payable is unsecured.

The Company held notes payable totaling $3,578,000 outstanding at December 31, 2007, with a related party for the purchase of Company’s LHD Technology. These notes payable were in default at December 31, 2007 and accruing interest at a fixed rate of 8%. These notes were originally not convertible in accordance with the underlying terms of the loan agreements. During 2008, the Company offered this note holder the option to convert their outstanding notes payable and corresponding accrued interest into the Company’s common stock at an exchange rate of one share for each $0.75 of principal and interest. On March 28, 2008, the lender converted the entire $3,578,000 of the outstanding notes payable, $43,000 of accrued interest, and $150,000 of other liabilities into 5,028,000 shares of the Company’s common stock at $0.75 per share.

The Company held notes payable with individual officers of the Company aggregating $19,001 at December 31, 2007. These notes matured on December 31, 2007 and did not bear interest. As of March 31, 2008, $2,333 was repaid, leaving a remaining $16,668 outstanding. This note was in default at March 31, 2008, but has been renegotiated in the second quarter of 2008.

Maxim TEP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

March 31, 2008

Note 3 -	Debt (Continued)

Convertible notes payable

During 2006, the Company executed three convertible promissory notes with Maxim TEP, PLC, a U.K. based unaffiliated company, totaling $37,408,772, of which $20,000,000 matured on June 30, 2007, bearing interest at the rate of zero percent through December 31, 2006, and 8% from January 1 through the maturity date. The remaining $17,408,772 is comprised of two notes, $15,408,772 and $2,000,000, which matured on January 31, 2007 and August 11, 2007, respectively, and bear interest at 8% per annum. These notes payable are convertible into shares of the Company’s common stock at an exchange rate of $0.75 per share, or into 49,878,363 shares of common stock. These notes are secured by certain oil and natural gas properties of the Company. During 2007, these notes went into default and accrued interest at default rates of 10% and 18%, respectively. In April 2008, the Company and Maxim TEP, PLC entered into further agreements related to the repayment and conversion of these promissory notes (see Note 9).

During November 2006, the Company entered into three convertible notes payable totaling $2,000,000 each ($6,000,000 in total) bearing interest at a rate of 10% which matured on October 31, 2007, secured by the leases in the Days Creek Field. These notes payable were originally convertible into shares of the Company’s common stock at an exchange rate of $1.50 per share, or into approximately 4,000,000 shares of common stock. These notes are collateralized by the Company’s oil and natural gas properties in Days Creek. During 2007, the maturity dates on these notes were extended to mature on February 1, 2008, whereby the Company agreed to pay an additional $300,000 to the note holders as a fee for the extension. In February 2008, these notes were extended again to mature on April 30, 2008 for an additional extension fee of $300,000 and the exchange rate of $1.50 per share was amended to $0.75 per share, resulting in the $6,000,000 in convertible notes being convertible into 8,000,000 shares of common stock. The extension fee was amortized to interest expense using the interest method over the extension period. In June 2008, the company exchanged a 75% working interest in its Days Creek field in consideration for the $6,000,000 convertible note that it owed to three note holders (“each holding a $2,000,000 note”) effective May 1, 2008 , keeping a net 10% working interest in the field. The company and the note holders are currently negotiating the accounts payables due to vendors for the field due by the company and excess interest and fees charged by the note holders to the company.

During October 2007, the Company reacquired various working interests in certain wells located in the South Belridge field from several individuals. The purchase price consideration comprised offsetting $388,463 of joint interest billings owed to the Company, the issuance of $3,000,000 of 9% convertible notes payable maturing in October 2009, the issuance of 373,333 shares of common stock, and the granting of 1,000,000 warrants with an exercise price of $0.75 per share. The notes are convertible into common stock of the Company at a conversion rate of $0.75 per dollar of principal. Of the total of the convertible notes, common stock and warrants issued, $1,250,000, 209,999 shares of common stock and 562,500 warrants to acquire common stock of the Company at $0.75 per share, respectively, were issued to related parties. In May 2008, $2,000,000 of these convertible notes payable were converted in Series A Preferred Stock (see Note 9).

During 2005, the Company executed a convertible note payable with a related party investor aggregating $700,000. This note payable matured March 29, 2007 bearing interest at a fixed rate of 9%. Simple interest will accrue from the note date and is due and payable quarterly until maturity. Should the 9% convertible note go into default, interest will accrue at a rate of 18%. The note is unsecured. This note payable is convertible into shares of the Company’s common stock at an exchange rate of $0.75 per share, or into 933,333 shares of common stock. At March 31, 2008 and December 31, 2007, the Company had $700,000 outstanding of convertible notes payable to this investor. The maturity date on this note was extended to mature on September 30, 2007 and then extended again to March 30, 2008, whereby the Company issued the note holder warrants to purchase 466,666 shares of the Company’s common stock at an exercise price of $0.75 per share for a period of five years and then issued warrants to purchase another 466,666 shares of the Company’s common stock at an exercise price of $0.75 per share for a period of three years, as fees for the extensions. The fair value of the warrants are being amortized to interest expense using the interest method over the extension periods. The extension also revised the notes payable to bear interest at 12% from October 1, 2007 through March 30, 2008 and 18% in the event of default. The Company is currently in default on this note payable and is in negotiations with the note holder to extend the terms.

Maxim TEP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

March 31, 2008

Note 3 -	Debt (Continued)

Convertible notes payable (continued)

During first quarter 2008, the Company borrowed $300,000 from related party individuals at 9% per annum, maturing on July 24, 2008. As of March 31, 2008 related party note holders of this $300,000 and of an additional $120,000 outstanding, converted these principal balances and $8,841 of accrued interest into 571,788 share of the Company’s common stock at a conversion rate of $0.75 share. In case of early extinguishment, any unamortized debt discount or loan origination costs were recorded to interest expense, as discussed further below.

During the fourth quarter of 2007, the Company borrowed an additional $1,000,000 from a related party issuing a note payable for $1,200,000 with a 20% imputed interest rate, maturing in one year from the note date. The note is convertible into common stock of the Company at a conversion rate of $0.75 per dollar of principal. The entire outstanding balance at December 31, 2007 of $1,200,000 was converted into 1,600,000 share of the Company’s common stock on March 31, 2008.

At March 31, 2008 should all the convertible note holders execute their right to convert, the Company would be obligated to issue 62,811,696 shares of the Company’s common stock. In second quarter of 2008, a significant amount of outstanding debt was repaid or converted into common stock (see Note 9).

Beneficial conversion features

From time to time, the Company may issue convertible notes that have detached warrants and may contain an imbedded beneficial conversion feature. A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the remaining unallocated proceeds of the note after first considering the allocation of a portion of the note proceeds to the fair value of the warrants, if related warrants have been granted. In accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments,” the intrinsic value of the beneficial conversion feature is recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is amortized to interest expense over the life of the note using the interest method. During the three months ended March 31, 2008, beneficial conversion features related to convertible notes payable totaling $15,778 were recorded, all of which was attributable to related parties.

Detachable common stock warrants

During the three months ended March 31, 2008, certain related party convertible notes payable agreements provided for warrants to purchase a total of 75,000 shares of the Company’s common stock at an exercise price of $0.75 per share. The fair value of the warrants was determined using the Black-Scholes option pricing model and was recorded as a debt discount totaling $15,778 during the three months ended March 31, 2008.

The debt discount is being amortized to interest expense over the life of the notes using the straight line method. Upon the repayment or conversion of a note payable into the Company’s common stock, any remaining unamortized debt discount is charged to interest expense.

During the three months ended March 31, 2008, warrants to acquire 45,000 shares of the Company’s common stock with an exercise price of $0.75 per share, expiring three years from the date of grant, were granted to note holders for extending the payment date of $67,500 of accrued interest on their notes payable totaling $3,000,000. Of these warrants issued, 18,750 were issued to related parties. The fair value of each warrant was estimated on the note extension date using the Black-Scholes option pricing model. The estimated fair value of these warrants totaled $9,830.

Maxim TEP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

March 31, 2008

Note 3 -	Debt (Continued)

Interest expense, net

Interest expense consists of the following for the three months ended March 31:

	Three Months Ended March 31,
	2008	2007

Interest expense related to debt	$2,257,536	$1,460,289
Amortization of deferred financing costs	65,804	472,810
Amortization of debt discount	487,530	-
Interest income	-	(5,062)

	$2,810,870	$1,928,037

Note 4 -	Dispositions

During the first quarter of 2008, the Company sold a 2% Overriding Royalty Interest (“ORRI”) in the Days Creek Field, a 7% ORRI in the Marion Field and granted to these investors 299,999 warrants with an exercise price of $0.75 per share, generating total proceeds of $675,000. These ORRIs were converted into shares of the Company’s common stock in the second quarter 2008 (see Note 9).

Note 5 -	Stockholders’ Equity

Preferred stock

As of March 31, 2008, the Board of Directors resolved to cancel the Company’s previous class of preferred stock and issue up to 50,000,000 shares of a new class of preferred stock, of which 10,000,000 has been designated as a Series A Preferred Stock, $.00001 par value per share. This series has liquidation preference above common stock. The holders of Series A Preferred Stock shall be entitled to receive dividends if and when declared by the Board of Directors. Each share of Series A Preferred Stock shall have voting rights identical to a share of Common Stock (i.e. one vote per share) and shall be permitted to vote on all matters on which holders of Common Stock are entitled to vote. So long as any shares of Series A Preferred Stock remain outstanding, the Corporation shall not without first obtaining the approval of the holders of seventy-five percent (75%) of the then-outstanding shares of Series A Preferred Stock: (i) alter or change the rights, preferences or privileges of the shares of Series A Preferred Stock so as to adversely affect such shares; (ii) increase or decrease the total number of authorized shares of Series A Preferred Stock; (iii) issue any Senior Securities; or (iv) take any action that alters or amends this Series.

At March 31, 2008, there were zero shares of Series A Preferred Stock issued and outstanding.

Common stock

The Company has common stock, $0.00001 par value, 250,000,000 shares authorized. From time to time, common stock may be issued for goods and services, the fair value of these transactions has been determined based on recent cash transactions where common stock has been sold to investors or the fair value of the underlying transactions, whichever is more determinable.

During the three months ended March 31, 2008, total proceeds of $473,374 were generated through private offerings of common stock from the issuance of 631,166 shares, respectively, at $0.75 per share. Of the total number of common shares sold during the three months ended March 31, 2008, 250,000 shares were sold to related parties generating proceeds of $187,500.

Maxim TEP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

March 31, 2008

Note 5 -	Stockholders’ Equity (Continued)

Common stock (continued)

During the three months ended March 31, 2008, the Company issued 3,760,000 shares of common stock with a fair value of $0.75 per share with a total fair value of $2,820,000, to third parties for services.

During the three months ended March 31, 2008, note holders comprising $5,399,841 of principal, accrued interest, and other liabilities elected to convert into 7,199,788 shares of the Company’s common stock, at an exchange rate of one share for each $0.75 of principal (see Note 3).

During the three months ended March 31, 2008, 25,000 shares of the Company’s common stock were put to the Company at $2.00 per share, of which the par value of $0.00001 per share was recorded as the cost of the treasury shares and the remainder applied to put option derivative liability originally recorded with accrued liabilities.

Warrants

During the three months ended March 31, 2008, warrants to acquire 105,625 shares, of the Company’s common stock with an exercise price of $0.75 per share were granted in connection with the sale of the Company’s common stock. These warrants expire three or five years from the date of grant. Of these warrants issued in 2008, 28,125 were granted to related parties. The estimated fair value of the warrants was determined using the Black-Scholes option pricing model and totaled $24,007 and was recorded as common stock offering costs included in additional paid-in capital.

During the three months ended March 31, 2008, certain related party convertible notes payable agreements provided for warrants to purchase a total of 75,000 shares of the Company’s common stock at an exercise price of $0.75 per share. These warrants expire three years from the date of grant. The fair value of the warrants was determined using the Black-Scholes option pricing model and was recorded as a debt discount totaling $15,778 during the three months ended March 31, 2008.

During the three months ended March 31, 2008, warrants to acquire 45,000 shares of the Company’s common stock with an exercise price of $0.75 per share, expiring three years from the date of grant, were granted to note holders for extending the payment date of $67,500 of accrued interest on their notes payable totaling $3,000,000. Of these warrants issued, 18,750 were issued to related parties. The fair value of each warrant was estimated on the note extension date using the Black-Scholes option pricing model. The estimated fair value of these warrants totaled $9,830 and was recorded as interest expense.

During the three months ended March 31, 2008, warrants to acquire 50,000 shares of the Company’s common stock with an exercise price of $0.75 per share, expiring three years from the date of grant, were granted to unrelated investors for extending to August 31, 2008, the put option date on their remaining 216,666 shares of common stock with embedded put options at $2.00 per share. The fair value of each warrant was estimated on the put extension date using the Black-Scholes option pricing model. The estimated fair value of these warrants totaled $10,076 and was included in other miscellaneous income (expense), net.

During the first quarter of 2008, the Company sold a 2% ORRI in the Days Creek Field and a 7% ORRI in the Marion Field generating total proceeds of $675,000. The ORRI sales agreements also provided for warrants to purchase a total of 299,999 shares of the Company’s common stock with an exercise price of $0.75 per share expiring three years from the date of the agreements. The estimated fair value of these warrants was determined using the Black-Scholes option pricing model and totaled $60,459 and was recorded as financing costs in general and administrative expenses.

Maxim TEP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

March 31, 2008

Note 5 -	Stockholders’ Equity (Continued)

Stock options

During the three months ended March 31, 2008, the Company granted options to purchase 900,000 shares, of the Company’s common stock at an exercise price of $0.75 per share to an employee and non-employee Board of Directors for services provided. These options expire ten years from the date of grant. All the options granted to directors in 2008 vested immediately on the grant. The estimated fair value of these stock options was determined on the grant date using the Black-Scholes option pricing model and the Company recorded $367,455 as general and administrative expense to account for the vested options.

Note 6 -	Federal Income Tax

No provision for federal income taxes has been recognized for the three months ended March 31, 2008 and 2007 as the Company incurred a net operating loss for income tax purposes in each period and has no carryback potential. Additionally, it is uncertain if the Company will have taxable income in the future so a valuation allowance has been established for the full value of net tax assets. The primary deferred tax assets include a net operating loss carryforward and stock based compensation. The primary deferred tax liability is the basis difference in oil and gas property and property and equipment.

 At March 31, 2008, the Company has net operating loss carryforwards of approximately $87.9 million for federal income tax purposes. These net operating loss carryforwards may be carried forward in varying amounts until 2026 and may be limited in their use due to significant changes in the Company's ownership.

A reconciliation of the income tax provision computed at statutory tax rates to the income tax provision for the three months ended March 31 is as follows:

	Three Months Ended March 31,
	2008	2007

Federal income tax expense (benefit) at statutory rate	(34)%	(34)%
Change in valuation allowance	34%	34%
Total income tax provision	-%	-%

Note 7 -	Commitments and Contingencies

Litigation

The Company is subject to litigation and claims that have arisen in the ordinary course of business. Management believes, individually or in aggregate, such litigation and claims will not have a material adverse impact on our financial position or our results of operations but these matters are subject to inherent uncertainties and management's view may change in the future. If an unfavorable final outcome were to occur, there exists the possibility of a material impact on our financial position and the results of operations for the period in which the effect becomes reasonably estimable. We accrue for such items when a liability is both probable and the amount can be reasonably estimated.

Maxim TEP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

March 31, 2008

Note 7 -	Commitments and Contingencies (Continued)

Litigation (continued)

The following describes legal action being pursued against the Company outside the ordinary course of business.

In the suit, Raymond Thomas, et al. vs. Ashley Investment Company, et al., in the 5th Judicial District Court for Richmond Parish, Louisiana, numerous present and former owners of property are seeking damages in an unspecified amount for alleged soil, groundwater and other contamination, allegedly resulting from oil and gas operations of multiple companies in the Delhi Field in Richmond Parish, Louisiana over a time period exceeding fifty years. Originally consisting of 14,000 acres upon discovery of the field in 1952, the Company acquired an interest in leases covering 1,400 acres in 2006. Although the suit was filed in 2005, and was pending when the Company acquired its interest in 2006, as part of the acquisition terms, the Company agreed to indemnify predecessors in title, including its grantor, against ultimate damages related to the prior operations. As part of the Company’s purchase terms, a Site Specific Trust Account was established with the State of Louisiana Department of Natural Resources intended to provide funds for remediation of the lands involved in its acquired interest. Principal defendants in the suit, in addition to the Company, include the Company’s indemnities including McGowan Working Partners, MWP North La, LLC., Murphy Exploration & Production Company, Ashley Investment Company, Eland Energy, Inc. and Delhi Package I, Ltd. Discovery activity in the suit has only recently begun, and it is too early to predict the ultimate outcome, although the Company believes that it has meritorious defenses with regard to the plaintiffs’ claims and, thus, with regard to the extent of its monetary exposure under its indemnity obligation. The Company intends to defend the suit vigorously. At March 31, 2008, the Raymond Thomas, et al v. Ashley Investment Company, et al litigation was still in the preliminary stages of discovery and the plaintiffs’ experts had not yet provided their reports which are necessary to add clarity to the nature and extent of the claims being made by the plaintiffs in the matter.  As such, in accordance with SFAS No.5) we believe that a loss was neither probable nor estimable as of the filing of March 31, 2008 this first quarter review.

Contingencies

During September 2007, the Company executed an agreement with a consulting services firm to provide investor relations services for a period of up to 24 months upon the Company going public on a publicly traded exchange. As consideration for their services, 4,599,692 shares of common stock are to be issued contingent on the Company becoming traded on a public listed exchange.

Note 8 -	Reporting by Business Segments

The Company has three operating segments: oil and natural gas exploration and production, drilling services and lateral drilling services. These segments are managed separately because of their distinctly different products, operating environments and capital expenditure requirements. The oil and natural gas production unit explores for, develops, produces and markets crude oil and natural gas, with all areas of operation in the United States. The drilling services unit provides drilling services for the Company’s subsidiaries and their working interest partners and to third parties. The lateral drilling services unit provides lateral drilling services for third parties, sub-licenses the Company’s LHD Technology, and sells related LHD Technology equipment. Segment performance is evaluated based on operating income (loss), which represents results of operations before considering general corporate expenses, interest and debt expenses, other income (expense) and income taxes.

	March 31,
	2008	2007
Total assets:
Oil and natural gas exploration and production	$28,289,826	$24,260,773
Drilling services	29,276	35,354
Lateral drilling services	4,876,972	5,976,772
Other	535,638	5,229,539
Total	$33,731,712	$35,502,438

Maxim TEP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

March 31, 2008

Note 8 -	Reporting by Business Segments (Continued)

	Three Months Ended March 31,
	2008	2007
Revenues:
Oil and natural gas exploration and production	$884,947	$980,209
Lateral drilling services	27,500	52,800
Total	912,447	1,033,009

Operating loss:
Oil and natural gas exploration and production	(551,430)	(8,293,099)
Drilling services	(12,987)	(15,764)
Lateral drilling services	(184,078)	(166,778)
Total	(748,495)	(8,475,641)

Corporate expenses (1)	(4,166,921)	(700,521)
Interest expense, net	(2,810,870)	(1,928,037)
Other miscellaneous income (expense), net	163,527	8,259

Net loss	$(7,562,759)	$(11,095,940)

Depletion, depreciation and amortization:
Oil and natural gas exploration and production	$651,477	$282,656
Drilling services	1,822	1,822
Lateral drilling services	211,578	211,578
Other	12,595	12,595
Total	$877,472	$508,651

Impairment of oil and natural gas properties:	$-	$7,195,367

Capital expenditures (2):
Oil and natural gas exploration and production	$569,411	$839,399
Drilling services	-	-
Lateral drilling services	-	-
Other	1,251	4,708
Total	$570,662	$844,107

(1)
Includes non-cash charges for the fair value of stock options granted to employees and non-employee directors for services of $367,456 for the three months ended March 31, 2008. Also includes non-cash charges for the fair value of stock issued to third parties for services of $2,820,000 for the three months ended March 31, 2008.

(2)	Includes capital expenditures for oil and natural gas properties, capital expenditures for property and equipment, change in oil and natural gas properties accrual, and purchase of intangible assets.

Maxim TEP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

March 31, 2008

Note 9 -	Subsequent Events

During the second quarter of 2008, the Company has converted $2,000,000 of corporate notes to 3,636,363 Series A Preferred Stock shares which was related to the notes and accrued interest associated with the purchase in October 2007 of various working interests in certain wells located in the South Belridge Field from several individuals, totaling $3,000,000. The Company is in negotiations to convert the remaining $1,000,000 note and accrued interest of said debt.

During April 2008, the Company sold its South Belridge Field with a net book value of approximately $4.7 million in a three party transaction that involved Mercuria Partners, a majority shareholder in Orchard Petroleum, and Maxim TEP PLC as an all inclusive deal to eliminate all debt, joint interest rights and obligations amongst all three parties, for a cash consideration of $35,846,346 and 21,700,000 shares of common stock in the Company to be issued to Maxim TEP PLC. With this cash and stock consideration, the Company will eliminate $37,408,772 in current note payable and approximately $6,100,000 in accrued interest. At the culmination of this transaction, the Company will have no further interest, rights or obligations in the South Belridge Field and will have satisfied in full all debt, interests and other obligations owed to Maxim TEP, PLC and its parent, the Greater European Fund, as well as any interest, rights or obligations under the Joint Venture agreement with Orchard Petroleum. Proved reserves associated with the South Belridge field constituted of approximately 2% of the Company’s totaled proved reserves as of March 31, 2008.

In June 2008, the company exchanged a 75% working interest in its Days Creek field in consideration for the $6,000,000 convertible note that it owed to three note holders (“each holding a $2,000,000 note”) effective May 1, 2008 , keeping a net 10% working interest in the field. The company and the note holders are currently negotiating the accounts payables due to vendors for the field due by the company and excess interest and fees charged by the note holders to the company. Proved reserves associated with the Days Creek field constituted of approximately 18% of the Company’s totaled proved reserves as of March 31, 2008.

During the second quarter of 2008, total proceeds of approximately $755,000 were generated through private offerings of approximately 1,006,300 shares of the Company’s common stock. The Company also granted 132,919 warrants to these investors with an exercise price of $0.75 per share as incentive to invest.

During the second quarter of 2008, the Company borrowed an additional $100,000 from a director and $100,000 from an individual. Of this amount, $100,000 was subsequently converted into common stock at a price of $0.75 per share.

In May 2008, the Company converted 2% in ORRIs in the Days Creek Field and 9% in ORRIs in its Marion Field into 900,000 shares of the Company’s common stock at $0.75 per share.

The Company has finalized its negotiations with BlueRock Energy Capital, LTD (“Bluerock”) to restructure its monthly production payment facility on its Marion Field. The new agreement calls for a reduction of the interest rate from its current 18% to 8% and to give back to the Company up to $25,000 of its production payment per month so that the field would be cash flow positive. The Company’s obligations under these new terms would be to seek refinancing of the production payment payable or the outright purchase of the production payable by no later than the anniversary of the execution of the new agreement. Should the Company not meet this obligation, BlueRock has the option of taking back the field in full payment of the production payment payable or revert back to the previous terms under the existing agreement.

In May 2008, two directors stepped down from the Board of Directors, both citing personal reasons. During the same period, the Company hired an experienced oil and gas executive as Director, President and COO of the Company. In connection with the new hire, the company granted 574,156 options to purchase the company’s stock at an exercise price of $0.75 per share.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors that have affected certain aspects of the Company’s financial position and results of operations during the periods included in the accompanying unaudited consolidated financial statements.  You should read this in conjunction with the discussion under “Financial Information” and the audited consolidated financial statements included in the Company’s Registration Statement on Form 10, as amended, for the year ended December 31, 2007 and the unaudited consolidated financial statements included elsewhere herein.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements concerning our beliefs, plans, objectives, goals, expectations, anticipations, estimates, intentions, operations, future results and prospects, including statements that include the words “may,” “could,” “should,” “would,” “believe,” “expect,” “will,” “shall,” “anticipate,” “estimate,” “intend,” “plan” and similar expressions. These forward-looking statements are based upon current expectations and are subject to risk, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, projected, intended, committed or believed. We provide the following cautionary statement identifying important factors (some of which are beyond our control) which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions.

Going concern

As presented in the consolidated financial statements, the Company has incurred a net loss of $7,562,759 during the three months ended March 31, 2008, and losses are expected to continue in the near term. Current liabilities exceeded current assets by $56,064,501 and the accumulated deficit is $96,806,870 at March 31, 2008. Amounts outstanding and payable to creditors are in arrears and the Company is in negotiations with certain creditors to obtain extensions and settlements of outstanding amounts. The Company is currently in default on certain of its debt obligations and the Company has no future borrowings or funding sources available under existing financing arrangements. Management anticipates that significant additional capital expenditures will be necessary to develop the Company’s oil and natural gas properties, which consist primarily of proved reserves that are non-producing, before significant positive operating cash flows will be achieved.

Management's plans to alleviate these conditions include the renegotiation of certain trade payables, settlements of debt amounts with stock, deferral of certain scheduled payments, and sales of certain non-core properties, as considered necessary. In addition, management is pursuing business partnering arrangements for the acquisition and development of its properties as well as debt and equity funding through private placements. Without outside investment from the sale of equity securities, debt financing or partnering with other oil and natural gas companies, operating activities and overhead expenses will be reduced to a pace that available operating cash flows will support.

The accompanying unaudited consolidated financial statements are prepared as if the Company will continue as a going concern. The unaudited consolidated financial statements do not contain adjustments, including adjustments to recorded assets and liabilities, which might be necessary if the Company were unable to continue as a going concern.

General Overview

We are an independent oil and natural gas company engaged in the production, acquisition and exploitation of oil and natural gas properties. Our areas of operation include Louisiana, Arkansas and Kentucky.

Subsequent to March 31, 2008 upon the Company’s disposal of its oil and gas properties in the South Belridge and Days Creek fields, totaled oil and gas revenues will decrease by approximately 35% and 15%, respectively.

Oil and Natural Gas Operations—The Company’s principal revenue stream is derived from the sale of oil and natural gas. For the sale of oil, the Company contracts with buyers and distributors who pick up the oil at our tank batteries for a spot price. The majority of the Company’s natural gas production is sold through a marketing company for a spot price. We deliver the gas to an interstate gas pipeline normally at pressures in excess of 600 psi. The quality of the gas stream is rated in British thermal units, (“Btu”) and must be pipeline quality. The spot price is adjusted for changes in Btus.

Impairment of Oil and Natural Gas Properties— The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.” If the carrying amount of the asset, including any intangible assets associated with that asset, exceeds its estimated future undiscounted net cash flows, the Company will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value. The fair value used to calculate the impairment for an individual producing oil and natural gas field is first determined by comparing the undiscounted future net cash flows associated with total proved producing properties to the carrying value of the underlying evaluated property. If the cost of the underlying evaluated properties is in excess of the undiscounted future net cash flows, the future net cash flows are used discounted at 10% to determine the amount of impairment. For unevaluated property costs, management reviews these investments for impairment on a property by property basis at each reporting period or if a triggering event should occur that may suggest that an impairment may be required.

Accordingly, the Company recorded $7,195,367 as impairment of proved oil and natural gas properties and related equipment on the South Belridge Field during the three months ended March 31, 2007. There was no impairment of proved or unproved properties required at March 31, 2008.

Results of Operations

Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

Oil and Natural Gas Revenues. Oil and natural gas revenues for the three months ended March 31, 2008 and 2007 were $884,947 and $980,209, respectively, a decrease of 9.7%. This decrease was attributed to the disposition of the Holt Bryant formation in the Delhi Field in May 2007 and the shutting in of the remaining wells in the Delhi Field during the 2008 period while we develop a new water flood program for the field. The Delhi Field had revenues for the 2008 and 2007 periods of nil and $188,494, respectively. This decrease was offset by first quarter 2008 revenues from wells drilled in mid-2007 in the Belton Field and the Stephens Field of $21,306 and $53,021, respectively. The decrease was also offset by an increase in the Marion Field revenue of $20,938 due to natural gas price increases.

Drilling Revenues. The Company’s Tiger Bend Drilling, LLC subsidiary did not perform any drilling services during either of the three months ended March 31, 2008 or 2007. The drilling company sold its drilling rigs in 2006 and now only leases a rig and sub-contracts a crew for short periods of time when drilling a new well for the Company or one of its subsidiaries.

License Fees, Royalties & Related Services. License fees, royalties and related services for the three months ended March 31, 2008 and 2007 were $27,500 and $52,800, respectively, a decrease of 25,300. This decrease was due to the sale of lateral drilling technology equipment for $22,800 in the 2007 period and no corresponding sales in the 2008 period. Licensing revenues slightly decreased from $30,000 for the 2007 to $27,500 for the 2007 period. These fees were associated with the granting of sectional and regional licensing of the Company’s proprietary lateral drilling technology. The Company believes that licensing revenues will decrease in the near future as the Company is not currently actively marketing sublicenses of its technology in favor of concentrating on internal field development, but believe that with ongoing in-house usage of the technology, there will be future opportunities to market the technology based on results documented by the Company.

Production and Lease Operating Expenses. Production and lease operating expenses for the three months ended March 31, 2008 and 2007 were $504,201 and $997,626, respectively, a decrease of 49.5%. This decrease was attributed to the first quarter 2007 including several initial well workovers of $217,524 and the repair and maintenance of the existing infrastructure of $90,589 on recent acquisitions of the Days Creek Field and the Delhi Field. Production expenses also decreased by $55,054 in the Marion and Delhi Fields due to staff reductions in those fields with the decrease in well workover activity. Lease operating expenses decreased by $41,659 period over period in the South Belridge Field as the operator of that field recognized synergies in the field as they brought more wells on production in that field which the Company did not participate in.

Drilling Operating Expenses. Drilling operating expenses for the three months ended March 31, 2008 and 2007 were $3,741 and $13,645, respectively. During the 2007 period the Company’s drilling subsidiary began incurring preparation costs as it prepared to begin drilling wells for the Company in Arkansas in second quarter 2007. During the 2008 period the Company’s drilling subsidiary continued to incur operating costs as it ramped down from completing the drilling of three wells for the Company in Arkansas during 2007.

Costs Attributable to License Fees and Related Services. License fees and related service costs for the three months ended March 31, 2008 and 2007 were nil and $8,000, respectively. The decrease is due to an $8,000 decrease in the cost basis of the lateral drilling technology equipment sold with no equipment sold in the 2008 period and is consistent with the decrease in related revenues. The Company decided in 2006 to decrease this line of service, thus decreasing marketing and operational related expenses.

Exploration Costs. Exploration costs for the three months ended March 31, 2008 and 2007 were nil and $185,025, respectively. This decrease was due to management’s election to curtail exploration activities due to the lack of available capital resources.

Revenue Sharing Royalties. Revenue sharing royalties for the three months ended March 31, 2008 and 2007 were $22,448 and $13,149, respectively, a increase of $9,299. This increase was due to the sale of revenue interests of 2% and 7% in the Days Creek Field and Marion Field, respectively, during February 2008. The 2007 period costs relate to revenue interests in the South Belridge Field which were re-purchased in fourth quarter 2007.

Depletion, Depreciation and Amortization. Depletion, depreciation, and amortization for the three months ended March 31, 2008 and 2007 were $877,472 and $508,651, respectively, an increase of $368,821. The increase was due to the increase in depletion and depreciation of $314,111 from a downward revision in the depletable reserve basis in the South Belridge Field.

Impairment of Oil and Natural Gas Properties. Impairment of oil and natural gas properties for the three months ended March 31, 2008 and 2007 was nil and $7,195,367, respectively. Management performed its impairment evaluation of its long lived assets and determined that the South Belridge Field required an impairment charge of $7,195,367 in the 2007 period, due to the future cash flows from the Company’s interest in this field not being able to cover the cost basis of this property after the Company decided to go non-consent on any wells not yet complete at March 31, 2007.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2008 and 2007 were $4,374,429 and $1,247,846, respectively.  This net increase of $3,126,583 was primarily the result of 3,500,000 shares of common stock valued at $0.75 per share or $2,625,000 being issued in the first quarter of 2008 to a consultant for executive management services. General and administrative expenses also increased by $367,455 in the quarter over quarter periods due to the board of directors receiving stock options to purchase 900,000 shares of common stock as compensation for services in the first quarter of 2008, however the 2007 stock option grant to directors for services was made in second quarter 2007. The increase in general and administrative expenses was also due to legal and professional expenses increasing by $247,029 in the 2008 period, primarily relating to the increased attorney fees and audit fees as the Company has prepared to become a public filer with the SEC. These increases were offset by a decrease in salaries and wages of $148,451 in the quarter over quarter periods from the reduction in employees and downward adjustments to salaries the Company imposed in January 2008 in an effort to cut costs.

Interest Expense, net. Interest expense, net for the three months ended March 31, 2008 and 2007 was $2,810,870 and $1,928,037, respectively. Interest expense related to debt increased $797,247, of which $296,420 was from the 2008 period accruing interest at higher default interest rates on the outstanding balance of approximately $37,400,000 debt facility provided by Maxim TEP, Plc., a UK non-affiliated company to Maxim TEP, Inc., and controlled by the Greater Europe Fund Limited (“GEF”). The Company has subsequently repaid this debt and its corresponding accrued interest through the sale of the South Belridge Field and issuance of 21,700,000 shares of common stock in April 2008. Interest expense also increased by $77,684 due to $1,100,000 of outstanding notes payable going into default and accruing interest in the 2008 period at higher default interest rates. Interest expense increased by $487,530 from the amortization of debt discount with several notes payable becoming due or converted in common stock during the first quarter of 2008. Interest expense also increased by $300,000 for penalties and extensions paid in the first quarter 2008 on the $6,000,000 notes payable related to the Days Creek Field acquisition. These increases were offset by a decrease in the amortization of deferred financing costs of $407,006 due to the financing costs related to the GEF notes payables being fully amortized in 2007 when those notes payables came due. There was no interest capitalized in either of the 2008 or 2007 periods, since there was no development activities in any of the fields during those periods.

Income Taxes. There is no provision for income tax recorded for either the 2008 or 2007 periods due to operating losses in both periods. The Company has available Federal income tax net operating loss (“NOL”) carry forwards of approximately $87.9 million at March 31, 2008. The Company’s NOL generally begins to expire in 2026. The Company recognizes the tax benefit of NOL carry forwards as assets to the extent that Management believes that the realization of the NOL carry forward is more likely than not. The realization of future tax benefits is dependent on the Company’s ability to generate taxable income within the carry forward period. This valuation allowance is provided for all deferred tax assets.

Net Loss. The Company incurred a loss from operations for the three months ended March 31, 2008 and 2007 of $7,562,759 and $11,095,940, respectively, specifically due to reasons discussed above.

Liquidity and Capital Resources

Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

At March 31, 2008, the Company had a working capital deficit of $56,064,501 consisting primarily of $44,525,440 in current debt, and $14,123,463 in accounts payable and accrued liabilities, offset by $28,290 of cash, $2,355,321 in receivables, $88,868 in inventories, and $111,923 of prepaid expenses and other current assets.

Net cash used in operating activities totaled $1,013,504 and $1,801,857 for the three months ended 2008 and 2007, respectively. Net cash used in operating activities for the 2008 period consists primarily of the net loss of $7,562,759 and the increase in receivables of $443,190, offset by the net increase in accounts payable and accrued liabilities of $2,314,779, and by several non-cash charges including common stock issued for services valued at $2,820,000, stock based compensation valued at $367,455, depletion, depreciation and amortization of $877,472, amortization of debt discounts and deferred financing costs of $553,334. The reduction in cash used in operating activities in the 2008 period as compared to the 2007 period was primarily due to the reduction in well workovers of $217,524 and field repairs and maintenance of $90,589 due to the limited availability of funds, the reduction in salaries and wages of $148,451 from the reduction in employees and downward adjustments to salaries the Company imposed in January 2008, the increase in common stock used to pay for services instead of cash, and the reduction in cash used with the significant increase in accounts payable and accrued liabilities.

Net cash provided by investing activities totaled $104,339 for the three months ended March 31, 2008, compared to net cash used in investing activities of $844,107 for the three months ended March 31, 2007. Net cash provided by investing activities for the 2008 period consists primarily of cash proceeds received of $675,000 from the sale of net revenue interests in certain fields. These first quarter 2008 cash inflows were offset by capital expenditures for oil and natural gas properties of $89,829, and a change in oil and natural gas property accrual and prepayments in addition to those capital expenditures of $479,581. The change in cash provided by (used in) investing activities in first quarter 2008 as compared to first quarter 2007 was primarily due to the 2007 period including capital expenditures for oil and natural gas properties of $4,903,325, and capital expenditures for property and equipment of $83,039, offset by an increase in oil and natural gas property accruals of $4,142,257 applied against those capital additions.

Net cash provided by financing activities totaled $771,043 for the three months ended March 31, 2008, compared to net cash used in financing activities of $183,956 for the three months ended March 31, 2007. Net cash provided by financing activities for the 2008 period consists of proceeds from the sale of common stock of $473,374, and proceeds from new borrowings of $300,000, offset by payments on notes payable of $2,331. The increase in cash provided by financing activities in first quarter 2008 as compared to first quarter 2007 was primarily due to the 2007 period consisting of proceeds from new borrowings of $60,000, offset by payments on notes payable and production payment payable of $229,474 and $14,482, respectively.

While the company is actively seeking additional funding sources, no future borrowing or funding sources are available under existing financing arrangements.

Effects of Inflation and Changes in Price

Our results of operations and cash flows are affected by changing oil and natural gas prices. If the price of oil and natural gas increases (decreases), there could be a corresponding increase (decrease) in the operating cost that we are required to bear for operations, as well as an increase (decrease) in revenues. Inflation has had a minimal effect on the operating activities of the Company.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements to recognize the assets acquired and liabilities assumed in an acquisition transaction and determines what information to disclose to investors regarding the business combination. SFAS No. 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual period beginning after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statement—amendments of ARB No. 51.” SFAS No. 160 states that accounting and reporting for minority interests will be recharacterized as non-controlling interests and classified as a component of equity.  The statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary.  This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. The Company currently has no subsidiary subject to this standard and does not expect a material impact from SFAS No. 160 on its consolidated financial statements.

On May 9, 2008 the FASB issued FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” APB 14-1 requires the issuer to separately account for the liability and equity components of convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The guidance will result in companies recognizing higher interest expense in the statement of operations due to amortization of the discount that results from separating the liability and equity components. APB 14-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting APB 14-1 on it consolidated financial statements.

Recently Adopted Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, where fair value has been determined to be the relevant measurement attribute. This statement is effective for financial statements of fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 did not have a material effect on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115.” The new standard permits an entity to make an irrevocable election to measure most financial assets and financial liabilities at fair value. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions, as long as it is applied to the instrument in its entirety. Changes in fair value would be recorded in income. SFAS No. 159 establishes presentation and disclosure requirements intended to help financial statement users understand the effect of the entity’s election on earnings. SFAS No. 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. The adoption of SFAS No. 159 did not have a material effect on the Company’s consolidated financial statements.

On January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 prescribes a measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return.  Additionally, FIN 48 provides guidance regarding uncertain tax positions relating to derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company will classify any interest and penalties associated with income taxes as interest expense.  At March 31, 2008, the Company had no material uncertain tax positions and the tax years 2004 through 2007 remained open to review by federal and various state tax jurisdictions.

Summary of Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods reported. Actual results could differ from these estimates.

Significant estimates include volumes of oil and natural gas reserves used in calculating depletion of proved oil and natural gas properties, future net revenues and abandonment obligations, impairment of proved and unproved properties, future income taxes and related assets and liabilities, the fair value of various common stock, warrants and option transactions, and contingencies. Oil and natural gas reserve estimates, which are the basis for unit-of-production depletion and the calculation of impairment, have numerous inherent uncertainties. The accuracy of any reserve estimate is a function of the quality of available data, the engineering and geological interpretation and judgment. Results of drilling, testing and production subsequent to the date of the estimate may justify revision of such estimate. Accordingly, reserve estimates are often different from the quantities of oil and natural gas that are ultimately recovered. In addition, reserve estimates are vulnerable to changes in wellhead prices of crude oil and natural gas. Such prices have been volatile in the past and can be expected to be volatile in the future.

These significant estimates are based on current assumptions that may be materially effected by changes to future economic conditions such as the market prices received for sales of volumes of oil and natural gas, interest rates, the fair value of the Company’s common stock and corresponding volatility, and the Company’s ability to generate future taxable income. Future changes to these assumptions may affect these significant estimates materially in the near term.

Oil and Natural Gas Properties

We account for investments in natural gas and oil properties using the successful efforts method of accounting. Under this method of accounting, only successful exploration costs that directly result in the discovery of proved reserves are capitalized. Unsuccessful exploration costs that do not result in an asset with future economic benefit are expensed. All development costs are capitalized because the purpose of development activities is considered to be building a producing system of wells, and related equipment facilities, rather than searching for oil and gas. Items charged to Expense generally include Geological and Geophysical costs. Capitalized costs of proved properties are depleted on a field-by-field (common reservoir) basis using the units-of-production method based upon proved, producing oil and natural gas reserves. Dispositions of oil and natural gas properties are accounted for as adjustments to capitalized costs with gain or loss recognized upon sale. A gain is recognized to the extent sales price exceeds original cost of the carrying value, net of impairment (if applicable); a loss is recognized if recovery of costs is uncertain or future performance is required on the property.

The net capitalized costs of proved oil and natural gas properties are limited to an “impairment test” based on the estimated future reserves, discounted at a 10% per annum, from proved oil and natural gas reserves based on current economic and operating conditions. If net capitalized costs exceed this limit, the excess is charged to operations through depreciation, depletion and amortization.

Under the successful efforts method of accounting, the depletion rate is the current period production as a percentage of the total proved producing reserves. The depletion rate is applied to the net book value of property costs to calculate the depletion expense. Proved reserves materially impact depletion expense. If the proved reserves decline, then the depletion rate (the rate at which we record depletion expense) increases, reducing net income.

We depreciate other property and equipment using the straight-line method based on estimated useful lives ranging from five to 10 years.

Volatility of Oil and Natural Gas Prices

Our revenues, future rate of growth, results of operations, financial condition and ability to borrow funds or obtain additional capital, as well as the carrying value of our properties, are substantially dependent upon prevailing prices of oil and natural gas.

Item 4T.  Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of March 31, 2008, our disclosure controls and procedures were not effective due to our inability to file our quarterly reports on a timely basis and that our accounting processes lack appropriate segregation of responsibilities and accounting technical expertise necessary for an effective system of internal control. We believe that our inability to timely file our financial statements in our periodic reports and our lack of technical expertise constitutes a material weakness in our internal control. In order to remedy this situation, we intend to outsource our accounting department and engage a technical accounting consultant on a need basis to provide the necessary support required to accurately report our financial results and related disclosures on a timely basis.

Notwithstanding this material weakness, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our consolidated financial position and results of operations as of and for the quarter ended March 31, 2008.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal quarter covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is subject to litigation and claims that have arisen in the ordinary course of business. Management believes, individually or in aggregate, such litigation and claims will not have a material adverse impact on our financial position or our results of operations but these matters are subject to inherent uncertainties and management's view may change in the future. If an unfavorable final outcome were to occur, there exists the possibility of a material impact on our financial position and the results of operations for the period in which the effect becomes reasonably estimable. We accrue for such items when a liability is both probable and the amount can be reasonably estimated.

The following describes legal action being pursued against the Company outside the ordinary course of business.

In the suit, Raymond Thomas, et al. vs. Ashley Investment Company, et al., in the 5th Judicial District Court for Richmond Parish, Louisiana, numerous present and former owners of property are seeking damages in an unspecified amount for alleged soil, groundwater and other contamination, allegedly resulting from oil and gas operations of multiple companies in the Delhi Field in Richmond Parish, Louisiana over a time period exceeding fifty years. Originally consisting of 14,000 acres upon discovery of the field in 1952, the Company acquired an interest in leases covering 1,400 acres in 2006. Although the suit was filed in 2005, and was pending when the Company acquired its interest in 2006, as part of the acquisition terms, the Company agreed to indemnify predecessors in title, including its grantor, against ultimate damages related to the prior operations. As part of the Company’s purchase terms, a Site Specific Trust Account was established with the State of Louisiana Department of Natural Resources intended to provide funds for remediation of the lands involved in its acquired interest. Principal defendants in the suit, in addition to the Company, include the Company’s indemnities including McGowan Working Partners, MWP North La, LLC., Murphy Exploration & Production Company, Ashley Investment Company, Eland Energy, Inc. and Delhi Package I, Ltd. Discovery activity in the suit has only recently begun, and it is too early to predict the ultimate outcome, although the Company believes that it has meritorious defenses with regard to the plaintiffs’ claims and, thus, with regard to the extent of its monetary exposure under its indemnity obligation. The Company intends to defend the suit vigorously. At December 31, 2007, the Raymond Thomas, et al v. Ashley Investment Company, et al litigation was still in the preliminary stages of discovery and the plaintiffs’ experts had not yet provided their reports which are necessary to add clarity to the nature and extent of the claims being made by the plaintiffs in the matter.  As such, we believe that a loss was neither probable nor estimable as of July 15, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Notes payable

The Company held notes payable with an individual investor aggregating $400,000 at March 31, 2008 and December 31, 2007. This notes payable matured on September 30, 2007 bearing interest at fixed rates of 9%. Simple interest will accrue from the note issue date and is due and payable either at maturity or quarterly or semi-annually until maturity. The Company is in default on this note payable at March 31, 2008 and is in the process of renegotiating its terms. This note payable in default is accruing interest at a higher rate and additional late fees may apply. This note payable is unsecured.

The Company held notes payable totaling $3,578,000 outstanding at December 31, 2007, with a related party for the purchase of Company’s LHD Technology. These notes payable were in default at December 31, 2007 and accruing interest at a fixed rate of 8%. These notes were originally not convertible in accordance with the underlying terms of the loan agreements. During 2008, the Company offered this note holder the option to convert their outstanding notes payable and corresponding accrued interest into the Company’s common stock at an exchange rate of one share for each $0.75 of principal and interest. On March 28, 2008, the lender converted the entire $3,578,000 of the outstanding notes payable, $43,000 of accrued interest, and $150,000 of other liabilities into 5,028,000 shares of the Company’s common stock at $0.75 per share.

The Company held notes payable with individual officers of the Company aggregating $19,001 at December 31, 2007. These notes matured on December 31, 2007 and did not bear interest. As of March 31, 2007, $2,333 was repaid, leaving a remaining $16,668 outstanding. This note was in default at March 31, 2008, but has been renegotiated in the second quarter of 2008.

Convertible notes payable

During 2006, the Company executed three convertible promissory notes with Maxim TEP, PLC, a U.K. based unaffiliated company, totaling $37,408,772, of which $20,000,000 matured on June 30, 2007, bearing interest at the rate of zero percent through December 31, 2006, and 8% from January 1 through the maturity date. The remaining $17,408,772 is comprised of two notes, $15,408,772 and $2,000,000, which matured on January 31, 2007 and August 11, 2007, respectively, and bear interest at 8% per annum. These notes payable are convertible into shares of the Company’s common stock at an exchange rate of $0.75 per share, or into 49,878,363 shares of common stock. These notes are secured by certain oil and natural gas properties of the Company. During 2007, these notes went into default and accrued interest at default rates of 10% and 18%, respectively. In April 2008, the Company and Maxim TEP, PLC entered into further agreements related to the repayment and conversion of these promissory notes.

During November 2006, the Company entered into three convertible notes payable totaling $2,000,000 each ($6,000,000 in total) bearing interest at a rate of 10% which matured on October 31, 2007, secured by the leases in the Days Creek Field. These notes payable were originally convertible into shares of the Company’s common stock at an exchange rate of $1.50 per share, or into approximately 4,000,000 shares of common stock. These notes are collateralized by the Company’s oil and natural gas properties in Days Creek. During 2007, the maturity dates on these notes were extended to mature on February 1, 2008, whereby the Company agreed to pay an additional $300,000 to the note holders as a fee for the extension. In February 2008, these notes were extended again to mature on April 30, 2008 for an additional extension fee of $300,000 and the exchange rate of $1.50 per share was amended to $0.75 per share, resulting in the $6,000,000 in convertible notes being convertible into 8,000,000 shares of common stock. The extension fee was amortized to interest expense using the interest method over the extension period. In June 2008, the lenders foreclosed on these notes payable and took back the leases in the Days Creek Field.

During October 2007, the Company reacquired various working interests in certain wells located in the South Belridge field from several individuals. The purchase price consideration comprised offsetting $388,463 of joint interest billings owed to the Company, the issuance of $3,000,000 of 9% convertible notes payable maturing in October 2009, the issuance of 373,333 shares of common stock, and the granting of 1,000,000 warrants with an exercise price of $0.75 per share. The notes are convertible into common stock of the Company at a conversion rate of $0.75 per dollar of principal. Of the total of the convertible notes, common stock and warrants issued, $1,250,000, 209,999 shares of common stock and 562,500 warrants to acquire common stock of the Company at $0.75 per share, respectively, were issued to related parties. In May 2008, $2,000,000 of these convertible notes payable were converted in Series A Preferred Stock (see Note 9).

During 2005, the Company executed a convertible note payable with a related party investor aggregating $700,000. This note payable matured March 29, 2007 bearing interest at a fixed rate of 9%. Simple interest will accrue from the note date and is due and payable quarterly until maturity. Should the 9% convertible note go into default, interest will accrue at a rate of 18%. The note is unsecured. This note payable is convertible into shares of the Company’s common stock at an exchange rate of $0.75 per share, or into 933,333 shares of common stock. At March 31, 2008 and December 31, 2007, the Company had $700,000 outstanding of convertible notes payable to this investor. The maturity date on this note was extended to mature on September 30, 2007 and then extended again to March 30, 2008, whereby the Company issued the note holder warrants to purchase 466,666 shares of the Company’s common stock at an exercise price of $0.75 per share for a period of five years and then issued warrants to purchase another 466,666 shares of the Company’s common stock at an exercise price of $0.75 per share for a period of three years, as fees for the extensions. The fair value of the warrants are being amortized to interest expense using the interest method over the extension periods. The extension also revised the notes payable to bear interest at 12% from October 1, 2007 through March 30, 2008 and 18% in the event of default. The Company is currently in default on this note payable and is in negotiations with the note holder to extend the terms.

During first quarter 2008, the Company borrowed $300,000 from related party individuals at 9% per annum, maturing on July 24, 2008. As of March 31, 2008 related party note holders of this $300,000 and of an additional $120,000 outstanding, converted these principal balances and $8,841 of accrued interest into 571,788 share of the Company’s common stock at a conversion rate of $0.75 share. In case of early extinguishment, any unamortized debt discount or loan origination costs were recorded to interest expense, as discussed further below.

During the fourth quarter of 2007, the Company borrowed an additional $1,000,000 from a related party issuing a note payable for $1,200,000 with a 20% imputed interest rate, maturing in one year from the note date. The note is convertible into common stock of the Company at a conversion rate of $0.75 per dollar of principal. The entire outstanding balance at December 31, 2007 of $1,200,000 was converted into 1,600,000 share of the Company’s common stock on March 31, 2008.

At March 31, 2008 should all the convertible note holders execute their right to convert, the Company would be obligated to issue 62,811,696 shares of the Company’s common stock. In second quarter of 2008, a significant amount of outstanding debt was repaid or converted into common stock (see Note 9).

Beneficial conversion features

From time to time, the Company may issue convertible notes that have detached warrants and may contain an imbedded beneficial conversion feature. A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the remaining unallocated proceeds of the note after first considering the allocation of a portion of the note proceeds to the fair value of the warrants, if related warrants have been granted. In accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments,” the intrinsic value of the beneficial conversion feature is recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is amortized to interest expense over the life of the note using the interest method. During the three months ended March 31, 2008, beneficial conversion features related to convertible notes payable totaling $15,778 were recorded, all of which was attributable to related parties.

Detachable common stock warrants

During the three months ended March 31, 2008, certain related party convertible notes payable agreements provided for warrants to purchase a total of 75,000 shares of the Company’s common stock at an exercise price of $0.75 per share. The fair value of the warrants was determined using the Black-Scholes option pricing model and was recorded as a debt discount totaling $15,778 during the three months ended March 31, 2008.

The debt discount is being amortized to interest expense over the life of the notes using the straight line method. Upon the repayment or conversion of a note payable into the Company’s common stock, any remaining unamortized debt discount is charged to interest expense.

During the three months ended March 31, 2008, warrants to acquire 45,000 shares of the Company’s common stock with an exercise price of $0.75 per share, expiring three years from the date of grant, were granted to note holders for extending the payment date of $67,500 of accrued interest on their notes payable totaling $3,000,000. Of these warrants issued, 18,750 were issued to related parties. The fair value of each warrant was estimated on the note extension date using the Black-Scholes option pricing model. The estimated fair value of these warrants totaled $9,830.

Stock Warrants

Preferred stock

As of March 31, 2008, the Board of Directors resolved to cancel the Company’s previous class of preferred stock and issue up to 50,000,000 shares of a new class of preferred stock, of which 10,000,000 has been designated as a Series A Preferred Stock, $.00001 par value per share. This series has liquidation preference above common stock. The holders of Series A Preferred Stock shall be entitled to receive dividends if and when declared by the Board of Directors. Each share of Series A Preferred Stock shall have voting rights identical to a share of Common Stock (i.e. one vote per share) and shall be permitted to vote on all matters on which holders of Common Stock are entitled to vote. So long as any shares of Series A Preferred Stock remain outstanding, the Corporation shall not without first obtaining the approval of the holders of seventy-five percent (75%) of the then-outstanding shares of Series A Preferred Stock: (i) alter or change the rights, preferences or privileges of the shares of Series A Preferred Stock so as to adversely affect such shares; (ii) increase or decrease the total number of authorized shares of Series A Preferred Stock; (iii) issue any Senior Securities; or (iv) take any action that alters or amends this Series.

At March 31, 2008, there were zero shares of Series A Preferred Stock issued and outstanding.

Common stock

The Company has common stock, $0.00001 par value, 250,000,000 shares authorized. From time to time, common stock may be issued for goods and services, the fair value of these transactions has been determined based on recent cash transactions where common stock has been sold to investors or the fair value of the underlying transactions, whichever is more determinable.

During the three months ended March 31, 2008, total proceeds of $473,374 were generated through private offerings of common stock from the issuance of 631,166 shares, respectively, at $0.75 per share. Of the total number of common shares sold during the three months ended March 31, 2008, 250,000 shares were sold to related parties generating proceeds of $187,500.

During the three months ended March 31, 2008, the Company issued 3,760,000 shares of common stock with a fair value of $0.75 per share with a total fair value of $2,820,000, to third parties for services.

During the three months ended March 31, 2008, note holders comprising $5,399,841 of principal and accrued interest elected and other liabilities to convert into 7,199,788 shares of the Company’s common stock, at an exchange rate of one share for each $0.75 of principal.

During the three months ended March 31, 2008, 25,000 shares of the Company’s common stock were put to the Company at $2.00 per share, of which the par value of $0.00001 per share was recorded as the cost of the treasury shares and the remainder applied to put option derivative liability originally recorded with accrued liabilities.

Warrants

During the three months ended March 31, 2008, warrants to acquire 105,625 shares, of the Company’s common stock with an exercise price of $0.75 per share were granted in connection with the sale of the Company’s common stock. These warrants expire three or five years from the date of grant. Of these warrants issued in 2008, 28,125 were granted to related parties. The estimated fair value of the warrants was determined using the Black-Scholes option pricing model and totaled $24,007 and was recorded as common stock offering costs included in additional paid-in capital.

During the three months ended March 31, 2008, certain related party convertible notes payable agreements provided for warrants to purchase a total of 75,000 shares of the Company’s common stock at an exercise price of $0.75 per share. These warrants expire three years from the date of grant. The fair value of the warrants was determined using the Black-Scholes option pricing model and was recorded as a debt discount totaling $15,778 during the three months ended March 31, 2008.

During the three months ended March 31, 2008, warrants to acquire 45,000 shares of the Company’s common stock with an exercise price of $0.75 per share, expiring three years from the date of grant, were granted to note holders for extending the payment date of $67,500 of accrued interest on their notes payable totaling $3,000,000. Of these warrants issued, 18,750 were issued to related parties. The fair value of each warrant was estimated on the note extension date using the Black-Scholes option pricing model. The estimated fair value of these warrants totaled $9,830 and was recorded as interest expense.

During the three months ended March 31, 2008, warrants to acquire 50,000 shares of the Company’s common stock with an exercise price of $0.75 per share, expiring three years from the date of grant, were granted to unrelated investors for extending to August 31, 2008, the put option date on their remaining 216,666 shares of common stock with embedded put options at $2.00 per share. The fair value of each warrant was estimated on the put extension date using the Black-Scholes option pricing model. The estimated fair value of these warrants totaled $10,076 and was included in other miscellaneous income (expense), net.

During the first quarter of 2008, the Company sold a 2% ORRI in the Days Creek Field and a 7% ORRI in the Marion Field generating total proceeds of $675,000. The ORRI sales agreements also provided for warrants to purchase a total of 299,999 shares of the Company’s common stock with an exercise price of $0.75 per share expiring three years from the date of the agreements, if the funding of the ORRI purchase was received by the end of February 2008. The estimated fair value of these warrants was determined using the Black-Scholes option pricing model and totaled $60,459 and was recorded as financing costs in general and administrative expenses.

Stock options

During the three months ended March 31, 2008, the Company granted options to purchase 900,000 shares, of the Company’s common stock at an exercise price of $0.75 per share to the employee and non-employee Board of Directors for services provided. These options expire ten years from the date of grant. All the options granted to directors in 2008 vested immediately on the grant. The estimated fair value of these stock options was determined on the grant date using the Black-Scholes option pricing model and the Company recorded $367,455 as general and administrative expense to account for the vested options.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.	Exhibits

Exhibit 31.1-	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1-	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAXIM TEP, INC.
(Registrant)

Date: July 18, 2008	By:	/s/ W. Marvin Watson
W. Marvin Watson
Chief Executive Officer