Form 10-Q
period 2008-06-30
MAXIM TEP, INC
filed 2008-08-25
CIK 1422220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008

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
Yes ☐ No ☑

The number of shares of the registrant’s common stock outstanding as of June 30, 2008: 127,121,536 shares.

MAXIM TEP, INC.

Form 10-Q
For the Quarterly Period Ended June 30, 2008

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

Maxim TEP, Inc.
Consolidated Balance Sheets

	June 30,	December 31,
	2008	2007
	Unaudited
Assets
Current assets:
Cash and cash equivalents	$158,661	$166,412
Accounts receivable	416,567	231,617
Other receivable	326,477	364,000
Note Receivable	306,000	-
Inventories	88,868	88,868
Prepaid expenses and other current assets	60,776	107,721
Deferred financing costs, net	-	51,800
Current assets of discontinued operations	-	1,316,514
Total current assets	1,357,349	2,326,932

Oil and natural gas properties (successful efforts method of accounting)
Proved	13,335,448	18,048,705
Unproved	2,619,240	3,706,590
	15,954,688	21,755,295

Less accumulated depletion, depreciation and amortization	(1,366,240)	(1,142,662)

Oil and natural gas properties, net	14,588,448	20,612,633

Property and equipment:
Land	112,961	112,961
Buildings	215,445	240,500
Leasehold improvements	244,025	244,025
Office equipment and computers	81,020	79,769
Furniture and fixtures	211,581	211,581
Field service vehicles and equipment	690,261	738,463
Drilling equipment	174,082	174,082
	1,729,375	1,801,381

Less accumulated depreciation	(369,850)	(310,036)

Property and equipment, net	1,359,525	1,491,345

Intangible assets, net	4,458,145	4,881,302

Other assets	487,705	496,046

Long term assets of discontinued operations	-	5,130,021

Total assets	$22,251,172	$34,938,279

Maxim TEP, Inc.
Consolidated Balance Sheets (Continued)

	June 30,	December 31,
	2008	2007
	Unaudited
Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$3,308,960	$4,144,402
Accounts payable to operators	-	-
Interest payable	371,503	646,726
Accrued payroll and related taxes and benefits	849,312	1,056,272
Accrued liabilities	1,353,038	1,078,353
Current maturities of notes payable, net of discount	500,000	6,400,000
Current maturities of notes payable, related parties, net of discount	700,000	5,161,025
Current maturity of notes payable, discontinued operations	-	37,408,772
Current liabilities of discontinued operations	-	5,626,511

Total current liabilities	7,082,813	61,522,061

Notes payable, net of current maturities and discount	-	1,750,000
Notes payable, related parties, net of current maturities and discount	-	1,250,000
Production payment payable	6,774,172	6,877,945
Deferred revenue	70,000	125,000
Asset retirement obligation	1,219,360	1,506,304
Long term liabilities of discontinued operations	-	672,969

Total liabilities	15,146,345	73,704,279

Commitments and contingencies	-	-

Stockholders’ equity (deficit):
Preferred stock, $0.00001 par value; 50,000,000
shares authorized; 5,454,545 and zero shares issued and
outstanding	55	-
Common stock, $0.00001 par value; 250,000,000
shares authorized;
127,134,869 and 85,604,516 shares issued and 127,084,869
and 85,579,516 shares outstanding at June 30,
2008 and December 31, 2007, respectively	1,271	856
Additional paid-in capital	85,350,568	50,477,255
Accumulated deficit	(78,247,066)	(89,244,111)
Treasury stock, at cost (50,000 and 25,000 shares
at June 30, 2008 and December 31, 2007,
respectively)	(1)	-

Total stockholders’ equity (deficit)	7,104,827	(38,766,000)
Total liabilities and stockholders’ equity (deficit)	$22,251,172	$34,938,279

See accompanying notes to consolidated financial statements

Maxim TEP, Inc.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands except per share amounts)
Revenue:
Oil and natural gas revenues	$634,896	$607,216	$1,207,415	$1,292,155
License fees, royalties and related services	7,192	244,700	34,692	297,500

Total revenues	642,088	851,916	1,242,107	1,589,655

Cost and expenses:
Production and lease operating expenses	236,418	488,656	561,406	1,001,246
Drilling operating expenses	-	156,021	3,741	169,666
Costs attributable to license fees and related services	-	12,000	-	31,421
Exploration costs	-	185,133	-	622,903
Revenue sharing royalties	17,782	12,082	40,227	25,232
Depletion, depreciation and amortization	477,973	399,701	974,995	842,012
Impairment of investments	-	1,065,712	-	1,065,712
Accretion of asset retirement obligation	28,620	25,434	60,451	51,460
General and administrative expenses	4,668,968	1,427,276	9,043,396	2,675,123

Total cost and expenses	5,429,761	3,772,015	10,684,216	6,484,775

Loss from operations	(4,787,673)	(2,920,099)	(9,442,109)	(4,895,120)

Other income (expense):
Gain on transfer of assets	782,822	-	782,822	-
Interest expense, net	(196,049)	(1,013,063)	(1,780,557)	(2,061,121)
Other miscellaneous income, net	-	102,458	163,528	115,779

Total other income (expense), net	586,773	(910,605)	(834,207)	(1,945,342)

Net loss before discontinued operations	(4,200,890)	(3,830,704)	(10,276,316)	(6,840,462)

Loss from discontinued operations	(75,073)	(1,165,680)	(1,562,416)	(9,251,861)

Gain on disposal of assets from discontinued operations	22,835,777	-	22,835,777	-

Net income (loss)	$18,559,804	$(4,996,384)	$10,997,045	$(16,092,323)
Net loss per common share:
Basic	$0.20	$(0.06)	$0.11	$(0.21)
Diluted	$0.20	$(0.06)	$0.11	$(0.21)

Weighted average common shares outstanding:
Basic	94,626,027	76,914,576	101,950,115	77,015,904
Diluted	94,626,027	76,914,576	101,950,115	77,015,904

See accompanying notes to consolidated financial statements

Maxim TEP, Inc.
Consolidated Statements of Stockholders’ Equity (Unaudited)

For the Six Months Ended June 30, 2008

					Additional			Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Equity (Deficit)
Balance at December 31, 2007	-	$-	85,604,516	$856	$50,477,255	$(89,244,111)	$-	$(38,766,000)
Common stock issued for cash	-	-	1,770,798	18	1,328,081	-	-	1,328,099
Common stock issued for services, employee	-	-	5,177,544	51	3,883,107	-	-	3,883,158
Common stock issued for services, non employee	-	-	4,760,000	48	3,569,952	-	-	3,570,000
Common stock issued upon the conversion of debt and accrued interest, related party	-	-	7,199,788	72	5,399,769	-	-	5,399,841
Common stock issued upon the conversion of debt and accrued interest	-	-	21,722,223	217	16,291,450	-	-	16,291,667
Common stock issued in connection with sale of net revenue interests	-	-	900,000	9	674,991	-	-	675,000
Purchase of common stock, 25,000 shares, at cost	-	-	-	-	-	-	(1)	(1)
Common stock offering costs	-	-	-	-	(28,488)	-	-	(28,488)
Common stock warrants issued as offering costs	-	-	-	-	28,488	-	-	28,488
Common stock warrants issued in connection with notes payable, related parties	-	-	-	-	15,778	-	-	15,778
Common stock warrants issued to extend notes payable terms	-	-	-	-	5,734	-	-	5,734
Common stock warrants issued to extend notes payable terms, related party	-	-	-	-	4,096	-	-	4,096
Common stock warrants issued in connection with sale of net revenue interests	-	-	-	-	60,459	-	-	60,459
Common stock options issued to officers for services	-	-	-	-	307,885	-	-	307,885
Common stock options issued to non-employee directors for services	-	-	-	-	306,212	-	-	306,212
Common stock warrants granted for extension	-	-	-	-	10,076	-	-	10,076
Beneficiary conversion feature in connection with convertible note payable, related party	-	-	-	-	15,778	-	-	15,778
Preferred stock issued associated with debt conversion, related party	2,272,727	23	-	-	1,249,977	-	-	1,250,000
Preferred stock issued associated with debt conversion	3,181,818	32	-	-	1,749,968	-	-	1,750,000
Net income	-	-	-	-	-	10,997,045	-	10,997,045
Balance at June 30, 2008	5,454,545	$55	127,134,869	$1,271	$85,350,568	$(78,247,066)	$(1)	$7,104,827

Maxim TEP, Inc
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from continuing operating activities:
Net loss for continuing operations	$(10,276,316)	$(6,840,462)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depletion, depreciation and amortization	974,995	842,012
Accretion of asset retirement obligation	60,451	51,460
Gain on disposal of assets	(782,822)	-
Impairment of investment	-	1,065,712
Amortization of debt discount	487,530	-
Amortization of deferred financing costs	69,970	945,612
Common stock issued for services, employee	3,883,107	-
Common stock issued for services, non employes	3,569,952	-
Common stock warrants issued to non-employees for services	70,535	-
Stock based compensation, options and warrants	307,885	-
Stock based compensation, options and warrants, non employeees	306,212	-
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Notes receivable	(306,000)	-
Accounts receivable	(184,951)	1,573,979
Other receivable	18,990	801,324
Inventories	-	375,021
Prepaid expenses and other current assets	16,266	(683,834)
Other assets	8,342	(3,647)
Accounts payable	(355,861)	426,409
Accounts payable to operators		(627,311)
Accrued payroll and related taxes and benefits	(206,960)	134,866
Interest payable and accrued liabilities	977,190	(2,151,548)
Interest expense accrued related to production payment	(103,773)	(48,672)
Deferred revenue and other liabilities	(55,000)	(5,000)

Net cash used in operating activities	(1,520,258)	(4,144,079)

Cash flows from continuing investing activities:
Capital expenditures for oil & gas properties	(259,159)	(448,751)
Capital expenditures for property & equipment	(1,251)	(46,665)
Proceeds from sale of assets	-	2,500,000
Change in oil and gas properties accrual	(627,851)	290,175
Proceeds from sale of net revenue interests and sharing agreements	675,000	-
Proceeds from sale of other assets	-	500,000

Net cash provided by (used in) investing activities	(213,261)	2,794,759

Cash flows from continuing financing activities:
Payment on production payment payable	-	(14,482)
Proceeds - issuance of notes payable	100,000	-
Principal payments on notes payable	-	(629,475)
Proceeds - issuance of notes payable - related parties	300,000	394,333
Principal payments on notes payable - related parties	(2,331)	(130,000)
Proceeds - issuance of common stock	1,328,099	-

Net cash provided by (used in) financing activities	1,725,768	(379,624)

Cash flows from discontinued operations:
Operating activities
Net income (loss) from discontinued operations	21,273,361	(9,251,861)
Gain on disposal of discontinued operations	(22,835,777)	-
Cash flow from other operating assets and liabilities	1,562,416	8,906,073
Investing activity:
Capital expenditures for oil & gas properties	35,825,722	(500,000)
Financing:
Repayment of debt	(35,825,722)	-

Net cash provided by (used in) discontinued operations	-	(845,788)
Decrease in cash and cash equivalents	(7,751)	(2,574,732)

Cash and cash equivalents - beginning of year	166,412	2,965,893

Cash and cash equivalents - end of year	$158,661	$391,161

Maxim TEP, Inc.

Consolidated Statements of Cash Flows (Continued) (Unaudited)

	Six Months Ended June 30,
	2008	2007
Supplementary cash flow information:
Cash paid for interest	$248,097	$556,726

Non-cash investing and financing activities:
Notes payable and accrued interst exchanged for common stock, related party	$(150,000)	$-
Other liabilities exchanged for common stock, related party	150,000	-
Common stock exchanged for net revenue interest	675,000	-
Notes payable and accrued interst exchanged for preferred stock	1,750,000	-
Notes payable and accrued interst exchanged for preferred stock, related party	1,250,000	-
Asset retirement obligation incurred	1,529	11,333
Common stock warrants granted in connection with NP, related party	15,778	-
Common stock warrants granted in connection with sale of net revenue interest	60,459	-
Common stock warrants granted to extend notes payable terms	5,734	291,665
Net payable issued in connection with purchase of oil and natural gas property	-	375,000
Common stock warrants granted to extend notes payable terms, related party	4,096	-
Common stock warrants gratned to extend put agreement erms	10,076	-
Common stock warrants granted as offering costs, related party	-	606,000
Common stock warrants granted as offering costs	-	376,781
Beneficial conversion feature in connection with convertible debt, related parties.	15,778	-

See accompanying notes to consolidated financial statements

Maxim TEP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 1 –	Financial Statement Presentation

Organization and nature of operations

Maxim TEP, Inc. was formed in 2004 as a Texas corporation to acquire, develop, produce and exploit oil and natural gas properties. The Company’s major oil and natural gas properties are located in California, Kentucky, Arkansas, Louisiana and New Mexico. The Company’s executive offices are located in The Woodlands (Houston), Texas.

Going concern

The Company has done much to alleviate financial pressures from debt service by converting or repaying substantial portion of our outstanding debt and interest and by lowering our overall cash cost of operations through the significant reduction of personnel and general cost cutting measures. In the six months ended June 30, 2008, the Company has paid off and/or converted over $58.0 million in principal and interest owed related to indebtedness. Concurrently, in the same time period, the Company has undergone a major cost restructuring in an effort to streamline operations and transform the Company into an efficient operation. It has eliminated over 35 contracted and non contracted personnel at both the corporate and field levels with annualized saving of over $3.0 million. The cost reductions extended to consulting services and day to day operating costs which amounted to approximately $2.0 million in annual savings. While the Company has no future borrowings or funding sources available under existing financing arrangements, management believes that the reduction in debt and its enhanced balance sheet in conjunction with the cost restructurings will allow the Company to raise additional financings as additional capital expenditures will be necessary to develop the Company’s oil and natural gas properties, which consist primarily of proved reserves that are non-producing, before significant positive operating cash flows will be achieved.

In addition, management continues to negotiate to settle certain trade payables with stock, deferral of certain scheduled payments, and sales of certain non-core properties, as considered necessary. In addition, management is pursuing business partnering arrangements for the acquisition and development of its properties as well as debt and equity funding through private placements. Without outside investment from the sale of equity securities, debt financing or partnering with other oil and natural gas companies, management now believes that operating activities and overhead expenses have been reduced to a pace that available operating cash flows will support.

Note 2 –	Summary of Significant Accounting Policies

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

Maxim TEP, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

Note 2 –	Summary of Significant Accounting Policies (Continued)

Major Customers

The Company sold oil and natural gas production representing more than 10% of its oil and natural gas revenues as follows:

	Three Months Ended June 30,
	2008	2007

Interconn Resources, Inc. (1)	68%	44%
Lion Oil Trading & Transportation, Inc. (1)	15%	8%
Plains Marketing, LP (1)	-	9%
Orchard Petroleum, Inc. (2)	16%	38%

(1) The Company does not have a formal purchase agreement with this customer, but sells production on a month-to-month basis at spot prices adjusted for field differentials.
(2) Orchard Petroleum, Inc. is the operator of the Company’s wells in California and sells production on the Company’s behalf to Kern Oil & Refining, Co. and Aera Energy, LLC.
	Six Months Ended June 30,
	2008	2007

Interconn Resources, Inc. (1)	53%	39%
Lion Oil Trading & Transportation, Inc. (1)	20%	10%
Plains Marketing, LP (1)	-	12%
Orchard Petroleum, Inc. (2)	27%	39%

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

Maxim TEP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 2 –	Summary of Significant Accounting Policies (Continued)

Oil and natural gas properties

The Company accounts for its oil and natural gas operations using the successful efforts method of accounting. Under this method, all costs associated with property acquisitions, successful exploratory wells, all development wells, including dry hole development wells, and asset retirement obligation assets are capitalized. Additionally, interest is capitalized while wells are being drilled and the underlying property is in development. Costs of exploratory wells are capitalized pending determination of whether each well has resulted in the discovery of proved reserves. Oil and natural gas mineral leasehold costs are capitalized as incurred. Items charged to expense generally include geological and geophysical costs, costs of unsuccessful exploratory wells, and oil and natural gas production costs. Capitalized costs of proved properties including associated salvage are depleted on a well-by-well or field-by-field (common reservoir) basis using the units-of-production method based upon proved producing oil and natural gas reserves. Dispositions of oil and natural gas properties are accounted for as adjustments to capitalized costs with gain or loss recognized upon sale. A gain (loss) is recognized to the extent the sales price exceeds or is less than original cost or the carrying value, net of impairment. Oil and natural gas properties are also subject to impairment at the end of each reporting period. Unproved property costs are excluded from depletable costs until the related properties are developed. See impairment discussed in “Long-lived assets and intangible assets” below.

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

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets” (“SFAS No. 144.”).” If the carrying amount of the asset, including any intangible assets associated with that asset, exceeds its estimated future undiscounted net cash flows, the Company will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value. The fair value used to calculate the impairment for a producing oil and natural gas field that produces from a common reservoir is first determined by comparing the undiscounted future net cash flows associated with total proved properties to the carrying value of the underlying evaluated property. If the cost of the underlying evaluated property is in excess of the undiscounted future net cash flows, the future net cash flows are used discounted at 10%, which the company believes approximates fair value, to determine the amount of impairment.

For unproved property costs, management reviews these investments for impairment on a property-by-property basis at each reporting period or if a triggering event should occur that may suggest that an impairment may be required.

Accordingly, the Company recorded $7,195,367 as impairment of proved oil and natural gas properties and related equipment on the South Belridge Field during the three months ended March 31, 2007 which is reflected within discontinued operations for the six months ended June 30, 2007. There was no impairment of proved or unproved properties required at June 30, 2008.

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

Maxim TEP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 2 –	Summary of Significant Accounting Policies (Continued)

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

The following table is a reconciliation of the ARO liability for continuing operations for the three months and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Asset retirement obligation at beginning of period	$1,553,406	$1,197,168	$1,506,304	$1,132,137

Liabilities incurred	-	-	1,529	11,333
Dispositions	(362,666)	(80,412)	(348,924)	(66,576)
Accretion expense	28,620	25,434	60,451	51,460

Asset retirement obligation at end of period	$1,219,360	$1,773,652	$1,219,360	$1,773,652

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

On January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 prescribes a measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return.  Additionally, FIN 48 provides guidance regarding uncertain tax positions relating to derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company will classify any interest and penalties associated with income taxes as interest expense.  At June 30, 2008, the Company had no material uncertain tax positions and the tax years 2004 through 2007 remained open to review by federal and various state tax jurisdictions.

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

Maxim TEP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 2 –	Summary of Significant Accounting Policies (Continued)

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

During the second quarter June 30, 2008, the Company granted options to purchase 574,156 shares, of the Company’s common stock vesting immediately at an exercise price of $0.75 per share to the new Chief Executive Officer for services provided. These options expire ten years from the date of grant. The estimated fair value of these stock options was determined on the grant date using the Black-Scholes option pricing model to be $246,641.

Earnings per share

Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilutive effects of common stock equivalents such as options, warrants and convertible securities. Due to the Company incurring a net loss during the three months and six months ended June 30, 2007, basic and diluted loss per share are the same as all potentially dilutive common stock equivalents are anti-dilutive. Under SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” entities that have issued mandatorily redeemable shares of common stock or entered into forward contracts that require physical settlement by repurchase of a fixed number of the issuer’s equity shares of common stock in exchange for cash shall exclude the common shares that are to be redeemed or repurchased in calculating basic and diluted earnings per share. For the six months ended June 30, 2008, the Company excluded 230,833 weighted average common shares outstanding for shares issued with put options that were recorded as a derivative liability within accrued liabilities, from its earnings per common share calculation.

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

Maxim TEP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 3 –	Debt

Notes payable consists of the following at June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007

Notes payable	$500,000	$400,000
Notes payable, related party	-	3,597,001
Convertible notes payable	-	7,750,000
Convertible notes payable, discontinued operations	-	37,408,772
Convertible notes payable, related party	700,000	3,270,000

	1,200,000	52,425,773

Less unamortized debt discount	-	(455,976)

	1,200,000	51,969,797
Less current maturities:
Notes payable, net of discount	(500,000)	(43,808,772)
Notes payable, related party, net of discount	(700,000)	(5,161,025)

Notes payable, net of current maturities and discount	$-	$3,000,000

Notes payable

The Company issued note payable to an individual investor aggregating $400,000 at June 30, 2008. This notes payable matured on September 30, 2007 bearing interest at fixed rates of 18%. Simple interest will accrue from the note issue date and is due and payable either at maturity or quarterly or semi-annually until maturity. The Company is in default on this note payable at June 30, 2008 and is in the process of renegotiating its terms. This note payable in default is accruing interest at an additional 10% (28%) and additional late fees may apply. This note payable is unsecured. During the second quarter, the Company borrowed an additional $100,000 from an individual. The note is a demand note payable at any time. This note payable is unsecured.

Convertible notes payable

Maxim TEP, PLC, South Belridge and Orchard Petroleum
During April 2008, the Company sold its South Belridge Field in a three party transaction that involved Mercuria Partners, a majority shareholder in Orchard Petroleum, and Maxim TEP, PLC as an all inclusive deal to eliminate all debt, joint interest rights and obligations amongst all three parties, for a cash consideration of $35,781,654 and the issuance of 21,700,000 shares of common stock of the Company issued to Maxim TEP, PLC. With this cash and stock consideration, the Company retired $37,408,772 in current notes payable and approximately $6,068,427 in interest payable. South Belridge Field had a carrying cost of $4,366,422 at the date of closing. At the closing of this transaction, the Company had no further interest, rights or obligations in the South Belridge Field and has satisfied in full all debt, interests and other obligations owed to Maxim TEP, PLC and its parent, the Greater European Fund, as well as any interest, rights or obligations under the Joint Venture agreement with Orchard Petroleum. The financial results of the Company’s South Belridge operations are reported as discontinued operations for all periods presented.

Maxim TEP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 3 –	Debt (Continued)

Convertible notes payable (continued)

Days Creek Field
During November 2006, the Company entered into three convertible notes payable totaling $2,000,000 each ($6,000,000 in total) bearing interest at a rate of 10% which matured on October 31, 2007, secured by the leases in the Days Creek Field. These notes payable were originally convertible into shares of the Company’s common stock at an exchange rate of $1.50 per share, or into approximately 4,000,000 shares of common stock. These notes are collateralized by the Company’s oil and natural gas properties in Days Creek. During 2007, the maturity dates on these notes were extended to mature on February 1, 2008, whereby the Company agreed to pay an additional $300,000 to the note holders as a fee for the extension. In February 2008, these notes were extended again to mature on April 30, 2008 for an additional extension fee of $300,000 and the exchange rate of $1.50 per share was amended to $0.75 per share, resulting in the $6,000,000 in convertible notes being convertible into 8,000,000 shares of common stock. In May of 2008, the Company exchanged a 75% working interest in its Days Creek field in consideration for the $6,000,000 convertible note that it owed to the three note holders (“each holding a $2,000,000 note”) effective May 1, 2008, keeping a net 10% working interest in the field. The Company and the note holders are currently negotiating the accounts payables due to vendors for the field that are currently owed by the Company and all interest and fees charged by the note holders to the Company.

Other
During the six month ended June 30, 2008, related party note holders converted notes payable of $420,000 and $8,841 of accrued interest into 571,788 share of the Company’s common stock at a conversion rate of $0.75 share. In case of early extinguishment, any unamortized debt discount or loan origination costs were recorded to interest expense.

During the second quarter of 2008, a related party holding of a note payable of $1,200,000 with a 20% imputed interest rate, maturing in one year from the note date converted the note payable into common stock of the Company at a conversion rate of $0.75 per dollar of principal. The entire outstanding balance of $1,200,000 was converted into 1,600,000 shares of the Company’s common stock.

During the second quarter of 2008, the Company converted $3,000,000 of corporate notes to 5,454,545 shares of Series A Preferred Stock which were originally associated with the purchase in October, 2007 of various working interests in certain wills located in the South Belridge Field from several individuals, totaling $3,000,000.

Beneficial conversion features
From time to time, the Company may issue convertible notes that have detached warrants and may contain an imbedded beneficial conversion feature. A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the remaining unallocated proceeds of the note after first considering the allocation of a portion of the note proceeds to the fair value of the warrants, if related warrants have been granted. In accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments,” the intrinsic value of the beneficial conversion feature is recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is amortized to interest expense over the life of the note using the interest method. There were no transactions recorded in the second quarter.

Production Payment with BlueRock Energy Capital, LTD
Effective May 1, 2008, the Company finalized its negotiations with BlueRock Energy Capital, LTD (“BlueRock”) to restructure its monthly production payment facility on its Marion Field. The new agreement calls for a reduction of the interest rate from its current 18% to 8% and to give back to the Company up to $25,000 of its production payment per month so that the field would be cash flow positive. The Company’s obligations under these new terms would be to seek refinancing of the production payment payable or the outright purchase of the production payable by no later than the anniversary of the execution of the new agreement. Should the Company not meet this obligation, BlueRock has the option of taking back the field in full payment of the production payment payable or revert back to the previous terms under the existing agreement.

Maxim TEP, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

Note 3 –	Debt (Continued)

Interest expense, net

Interest expense consists of the following for the three months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Interest expense related to debt	$191,882	$540,261	$1,223,057	$(1,115,510)

Amortization of deferred financing costs	4,167	472,802	69,970	(945,612)

Amortization of debt discount	-	-	487,530	-

	$196,049	$1,013,063	$1,780,557	$(2,061,122)

Note 4 –	Discontinued Operations

During the second quarter of 2008, the Company sold its interest in the South Belridge field and the debt associated with it was extinguished (see Note3). Accordingly, the consolidated financial statement amounts for the three and six months ended June 30, 2008 have been adjusted to give effect to the disposition as a discontinued operation. The operating results of the South Belridge field included within discontinued operations are presented as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Operating revenues	$107,709	$256,344	$420,136	$551,615

Operating costs and expenses	61,830	192,528	254,784	427,235

Other expenses, net	120,952	1,229,496	1,727,768	9,376,241

Loss from discontinued
operations, net of taxes	(75,073)	(1,165,680)	(1,562,416)	(9,251,861)

Gain on disposal of discontinued
operations, net of taxes	22,835,777	-	22,835,777	-

Net income (loss)	$22,760,704	$(1,165,680)	$21,273,361	$(9,251,861)

Basic and diluted loss per
share from discontinued operations	$-	$(0.02)	$(0.02)	$(0.12)

Basic and diluted income (loss) per share
from gain on disposal of
discontinued operations	0.24	-	(0.22)	-

Total	0.24	(0.02)	(0.21)	(0.12)

Weighted average number of
common shares outstanding

Basic	94,626,027	76,914,576	101,950,115	77,015,904
Diluted	94,626,027	76,914,576	101,950,115	77,015,904

Maxim TEP, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

Note 5 –	Stockholders’ Equity

Preferred stock

On June 30, 2008, the Board of Directors resolved to cancel the Company’s previous class of preferred stock and issue up to 50,000,000 shares of a new class of preferred stock, of which 10,000,000 has been designated as a Series A Preferred Stock, $.00001 par value per share. This series has liquidation preference above common stock. The holders of Series A Preferred Stock shall be entitled to receive dividends if and when declared by the Board of Directors. Each share of Series A Preferred Stock shall have voting rights identical to a share of Common Stock (i.e. one vote per share) and shall be permitted to vote on all matters on which holders of Common Stock are entitled to vote. So long as any shares of Series A Preferred Stock remain outstanding, the Corporation shall not without first obtaining the approval of the holders of seventy-five percent (75%) of the then-outstanding shares of Series A Preferred Stock: (i) alter or change the rights, preferences or privileges of the shares of Series A Preferred Stock so as to adversely affect such shares; (ii) increase or decrease the total number of authorized shares of Series A Preferred Stock; (iii) issue any Senior Securities; or (iv) take any action that alters or amends this Series.

As referred to in note 3, during the second quarter of 2008, the Company issued 5,454,545 shares of series A Preferred Stock in exchange for $3,000,000 of corporate notes payable. At June 30, 2008, there were 5,454,545 shares of Series A Preferred Stock issued and outstanding.

Common stock

During the six months ended June 30, 2008, the Company issued 22,223 shares of common stock with a fair value of $0.75 per share or $16,667 as a debt conversion to a third party.

During the three months ended June 30, 2008, total proceeds of $1,328,099 were generated through private offerings of common stock from the issuance of 1,770,798 shares at $0.75 per share.

During the six months ended June 30, 2008, the Company issued 5,177,544 shares of common stock with a fair value of $0.75 per share, or $3,883,158, to third parties for services..

During the six months ended June 30, 2008, the Company issued 4,760,000 shares of common stock with fair value of $3,570,000 at $0.75 for services.

During the six months ended June 30, 2008, warrants to acquire 237,544 shares, of the Company’s common stock with an exercise price of $0.75 per share were granted in connection with the sale of the Company’s common stock. These warrants expire three or five years from the date of grant. The estimated fair value of the warrants was determined using the Black-Scholes option pricing model and totaled $54,005 on shareholder equity and was recorded as common stock offering costs included in additional paid-in capital.

During the six months ended June 30, 2008, certain related party convertible notes payable agreements provided for warrants to purchase a total of 75,000 shares of the Company’s common stock at an exercise price of $0.75 per share. These warrants expire three years from the date of grant. The fair value of the warrants was determined using the Black-Scholes option pricing model and was recorded as a debt discount totaling $15,778 during the six months ended June 30, 2008.

During the six months June 30, 2008, warrants to acquire 45,000 shares of the Company’s common stock with an exercise price of $0.75 per share, expiring three years from the date of grant, were granted to note holders for extending the payment date of $67,500 of accrued interest on their notes payable totaling $3,000,000. Of these warrants issued, 18,750 were issued to related parties. The estimated fair value of these warrants totaled $9,830 and was recorded as interest expense.

During the six months ended June 30, 2008, warrants to acquire 50,000 shares of the Company’s common stock with an exercise price of $0.75 per share, expiring three years from the date of grant, were granted to unrelated investors for extending to August 31, 2008, the put option date on their remaining 216,666 shares of common stock with embedded put options at $2.00 per share.

Maxim TEP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 5 –	Stockholders’ Equity (Continued)

Warrants

The fair value of each warrant was estimated on the put extension date using the Black-Scholes option pricing model. The estimated fair value of these warrants totaled $10,076 and was included in other miscellaneous income (expense), net.

During the six months ended June 30, 2008, the Company sold a 2% ORRI in the Days Creek Field and a 7% ORRI in the Marion Field generating total proceeds of $675,000. The ORRI sales agreements also provided for warrants to purchase a total of 299,999 shares of the Company’s common stock with an exercise price of $0.75 per share expiring three years from the date of the agreements. The estimated fair value of these warrants was determined using the Black-Scholes option pricing model and totaled $60,459 and was recorded as financing costs in general and administrative expenses.

Stock options

During the six months ended June 30, 2008, the Company granted options to purchase 1,474,156 shares of the Company’s common stock at an exercise price of $0.75 per share to employee and non-employee Board of Directors for services provided. These options expire ten years from the date of grant. All options granted to directors in 2008 vested immediately on the grant. The estimated fair value of these stock options was determined on the grant date using the Black-Scholes option pricing model and the Company recorded $614,097 as general and administrative expense to account for the vested options.

Note 6 –	Federal Income Tax

No provision for federal income taxes has been recognized for the three months and six months ended June 30, 2008 and 2007 as the Company has a net operating loss carry forward for income tax purposes available in each period. Additionally, it is uncertain if the Company will have taxable income in the future so a valuation allowance has been established for the full value of net tax assets. The primary deferred tax assets include a net operating loss carryforward and stock based compensation. The primary deferred tax liability is the basis difference in oil and gas property and property and equipment.

 At June 30, 2008, the Company has net operating loss carryforwards of approximately $68.1 million for federal income tax purposes. These net operating loss carryforwards may be carried forward in varying amounts until 2026 and may be limited in their use due to significant changes in the Company's ownership.

A reconciliation of the income tax provision computed at statutory tax rates to the income tax provision for the three and six months ended June 30 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Federal income tax expense (benefit) at statutory rate	34%	(34%)	34%	(34%)
Change in valuation allowance	(34%)	34%	(34%)	34%
Total income tax provision		-	-	-

Note 7 –	Commitments and Contingencies

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

 Maxim TEP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 7 –	Commitments and Contingencies (Continued)

Litigation (continued)

The following describes legal action being pursued against the Company outside the ordinary course of business.

In the suit, Raymond Thomas, et al. vs. Ashley Investment Company, et al., in the 5th Judicial District Court for Richmond Parish, Louisiana, numerous present and former owners of property are seeking damages in an unspecified amount for alleged soil, groundwater and other contamination, allegedly resulting from oil and gas operations of multiple companies in the Delhi Field in Richmond Parish, Louisiana over a time period exceeding fifty years. Originally consisting of 14,000 acres upon discovery of the field in 1952, the Company acquired an interest in leases covering 1,400 acres in 2006. Although the suit was filed in 2005, and was pending when the Company acquired its interest in 2006, as part of the acquisition terms, the Company agreed to indemnify predecessors in title, including its grantor, against ultimate damages related to the prior operations. As part of the Company’s purchase terms, a Site Specific Trust Account was established with the State of Louisiana Department of Natural Resources intended to provide funds for remediation of the lands involved in its acquired interest. Principal defendants in the suit, in addition to the Company, include the Company’s indemnities including McGowan Working Partners, MWP North La, LLC., Murphy Exploration & Production Company, Ashley Investment Company, Eland Energy, Inc. and Delhi Package I, Ltd. Discovery activity in the suit has only recently begun, and it is too early to predict the ultimate outcome, although the Company believes that it has meritorious defenses with regard to the plaintiffs’ claims and, thus, with regard to the extent of its monetary exposure under its indemnity obligation. The Company intends to defend the suit vigorously. At June 30, 2008, the Raymond Thomas, et al v. Ashley Investment Company, et al litigation was still in the preliminary stages of discovery and the plaintiffs’ experts had not yet provided their reports which are necessary to add clarity to the nature and extent of the claims being made by the plaintiffs in the matter.  As such, in accordance with SFAS No. 5, management believes that a loss was neither probable nor estimable as of the filing of June 30, 2008 form 10Q.

Contingencies

During September 2007, the Company executed an agreement with a consulting services firm to provide investor relations services for a period of up to 24 months upon the Company going public on a publicly traded exchange. As consideration for their services, 4,599,692 shares of common stock are to be issued contingent on the Company becoming traded on a public listed exchange.

Note 8 –	Reporting by Business Segments

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

Maxim TEP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 8 –	Reporting by Business Segments (Continued)

			Six Months Ended June 30,
			2008	2007

Total assets:
Oil and natural gas exploration and production			$16,556,617	21,915,380
Drilling services			23,413	148,463
Lateral drilling services			4,876,972	5,323,458
Other			794,170	4,609,856
Total			$22,251,172	$31,997,157

	Three Months Ended		Six Months Ended June 30
	2008	2007	2008	2007
Revenues:
Oil and natural gas exploration and production	$634,896	$607,216	$1,207,415	$1,292,155
Lateral drilling services	7,192	244,700	34,692	297,500
Total	642,088	851,916	1,242,107	1,589,655

Operating income (loss):
Oil and natural gas exploration and production	(64,433)	(324,882)	(379,461)	(1,227,841)
Drilling services	(1,821)	(157,089)	(18,163)	(170,737)
Lateral drilling services	(415,964)	83,370	(388,465)	(157,077)
Total	(482,218)	(398,601)	(786,089)	(1,555,655)

Corporate expenses (1)	(4,305,452)	(2,521,498)	(8,656,020)	(3,339,463)
Interest expense, net	(196,049)	(1,013,063)	(1,780,557)	(2,061,121)
Other miscellaneous income (expense), net	782,822	102,458	946,350	115,777

Net loss	$(4,200,897)	$(3,830,704)	$(10,276,316)	$(6,840,462)

Depletion, depreciation and amortization:
Oil and natural gas exploration and production	$14,724	$211,578	$523,005	$393,665
Drilling services	1,821	0	3,643	0
Lateral drilling services	423,157	149,330	423,157	423,157
Other	38,271	38,793	25,190	25,190
Total	$477,973	$399,701	$974,995	$842,012

Capital expenditures
Oil and natural gas exploration and production (2)	$232,281	$(827,653)	$232,281	$11,746
Drilling services	-	-	-	-
Lateral drilling services	-	-	-	-
Other	1,251	(4,708)	1,251	-
Total	$233,532	$(832,361)	$233,532	$11,746

(1) Includes non-cash charges for the fair value of stock options granted to employees and non-employee directors for services of $246,641 and $614,097 for the three and six months ended June 30, 2008. Also includes non-cash charges for the fair value of stock issued to third parties for services of $750,000 and $3,750,000 for the three and six months ended June 30, 2008
(2) Includes capital expenditures for oil and natural gas properties, capital expenditures for property and equipment, change in oil and natural gas properties accrual, and purchase of intangible assets.

Maxim TEP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 9 –	Subsequent Events

In July 2008, the Company sold three non strategic wellbores from its Delhi Field (Unit) to Denbury Offshore for $1,025,000. Of the money received, the Company plans to put three producing and three injector wells in the Delhi Field back into production, for completing and bringing the Jones Well in Arkansas into production and for general working capital purposes.

During July 25, 2008, the Company held an extraordinary shareholders meeting where over 73% of the outstanding shares of the Company's common stock and preferred stock voted for the removal of W. Marvin Watson, John Ritota and Carl Landers, as directors of the Company, without cause, by shareholder vote at the same meeting and the election of Steven J. Warner and Peter O'Neill, to serve on the Company's Board of Directors.  Messrs. Watson, Ritota and Landers also tendered their resignations effective July 24, 2008, immediately prior to the meeting. The remaining Board of Directors is comprised by Robert Johnson, Harvey Pensack, Steven J. Warner and Peter O'Neill. Mr. Watson also tendered his resignation as Chief Executive Officer effective July 24, 2008.

During July 28, the Board elected Robert D Johnson as Chairman and Chief Executive Officer and Mr. Harvey Pensack as Vice Chairman. The Board also elected Mr. Arturo Henriquez as Secretary of the Board and Chief Financial Officer effective August 1, 2008.

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

General Overview

We are an independent oil and natural gas company engaged in the production, acquisition and exploitation of oil and natural gas properties geographically focused on the onshore United States. The Company’s operational focus is the acquisition, through the most cost effective means possible, of production or near production of oil and natural gas field assets. Our areas of operation include Louisiana, Arkansas and Kentucky.

Going Concern

The Company has done much to alleviate financial pressures from debt service by converting or repaying a substantial portion of our outstanding debt and interest and by lowering our overall cash cost of operations through a significant reduction of personnel and through other general cost cutting measures. During the six months ended June 30, 2008, the Company had paid off and/or converted over $55.0 million in principal and interest owed related to indebtedness. Concurrently, in the same time period, the Company has undergone a major cost restructuring in an effort to streamline operations and transform the Company into an efficient operation. It has eliminated over 35 contracted and non contracted personnel at both the corporate and field levels with annualized savings of over $5.0 million. While the Company has no future borrowings or funding sources available under existing financing arrangements, management believes that the reduction in debt and its enhanced balance sheet in conjunction with the cost restructurings will allow the Company to raise additional financings as additional capital expenditures will be necessary to develop the Company’s oil and natural gas properties, which consist primarily of proved reserves that are non-producing, before significant positive operating cash flows will be achieved.  The Company’s debt outstanding for each of the respective periods is as follows:

	June 30,	December 31,
	2008	2007
Notes Payble:
Current maturities of notes payable, net of discount	$500,000	$6,400,000
Current maturities of notes payable, discontinued operations	-	37,408,772
Current maturities of notes payable, related parties, net of discount	700,000	5,161,025
Total current liabilities	1,200,000	48,969,797
Notes payable, net of current maturities and discount	-	1,750,000
Notes payable, related parties, net of current maturities and discount	-	1,250,000
Total notes	$1,200,000	$51,969,797

Production payment payable	$6,774,172	$6,877,945
Total notes and production payment payable	$7,974,172	$58,847,742

In addition, Management's continues to renegotiation certain trade payables, with stock, deferral of certain scheduled payments, and sales of certain non-core properties, as considered necessary. In addition, management is pursuing business partnering arrangements for the acquisition and development of its properties as well as debt and equity funding through private placements. Without outside investment from the sale of equity securities, debt financing or partnering with other oil and natural gas companies, management now believes that operating activities and overhead expenses have been reduced to a pace that available operating cash flows will support.

Results of Operations

Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007

Oil and Natural Gas Revenues: Oil and natural gas revenues for the three months ended June 30, 2008 and 2007 were $634,896 and $607,216, respectively. A decrease of $57,297 was attributable to the transfer of our 75% working interest in Days Creek in May of 2008 for the forgiveness of debt. Contributing to the decrease was the shutting in of the remaining wells in the Delhi Field during the 2008 period while we develop a new water flood program for the field. The Delhi Field had revenues for the 2008 and 2007 periods of nil and $114,111, respectively. We expect to bring on production in the Delhi field in the third and fourth quarters of 2008. The decrease was offset by an increase in revenue of $141,124 in the Marion Field to $541,081 in second quarter 2008 compared to the same time period in 2007 of $399,957 due to natural gas price increases. This decrease was also offset by an increase in 2008 revenues of $57,727 from wells drilled and put in production in the Stephens Field that did not produce in the prior year comparable period.

License Fees, Royalties & Related Service Revenue: License fees, royalties and related services for the three months ended June 30, 2008 and 2007 were $7,192 and $297,500, respectively, a decrease of $290,308. This decrease was due to the sale of lateral drilling technology equipment for $228,000 in the 2007 period and no corresponding sales in the 2008 period. Licensing revenues slightly decreased in this same period. These fees were associated with the granting of sectional and regional licensing of the Company’s proprietary lateral drilling technology. The Company believes that licensing revenues will decrease in the near future as the Company is not currently actively marketing sublicenses of its technology in favor of concentrating on internal field development, but believe that with ongoing in-house usage of the technology, there will be future opportunities to market the technology based on results documented by the Company.

Production and Lease Operating Expenses: Production and lease operating expenses for the three months ended June 30, 2008 and 2007 were $236,418 and $488,656 respectively, a decrease of 52%. This decrease was attributed to the first quarter 2007 including several initial well workovers of $214,113 and the repair and maintenance of the existing infrastructure of $37,354 on recent acquisitions of the Days Creek Field and the Delhi Field. Operations Labor costs also decreased by $71,478 in the Marion and Delhi Fields due to staff reductions in those fields with the decrease in well workover activity and a general staff reductions as part of a Company wide cost reduction and efficiency restructuring.

Depletion, Depreciation and Amortization: Depletion, depreciation and amortization for the three months ended June 30, 2008 and 2007 was $477,973 and $399,701, respectively. The decrease is due to the higher overall depletion rate year over year due to the disposals of South Belridge and Days Creek.

General and Administrative Expenses: Cash related General and Administrative or “overhead” deceased by over 69% to $443,761 in the three months ending June 30, 2008 compared to the same period in 2007, a decrease of $973,228, as a result of a proactive cost reduction and restructuring program started in the first quarter of 2008 and completed in April of 2008. In these periods, total salaries decreased by 64% to $258,709 in the second quarter of 2008 from $722,919 in the same quarter in 2007. There were also significant cost reductions in finance costs, professional fees, G&A support costs and travel and entertainment. Total cash and non cash based general and administrative expenses for the three months ended June 30, 2008 and 2007 were $4,668,968 and $1,427,276, respectively.  This net increase of $3,241,692 was primarily the result of 4,448,312 shares of common stock valued at $0.75 per share, or $3,336,234, being issued in the second quarter of 2008 to the current CEO and former CEO as well as $750,000 from the issuance of 1,000,000 shares to a consultant for professional services rendered.

	Three Months Ended June 30, 2008
	2008	2007	Difference	% Change

Net Salaries	$258,709	$722,919	$(464,210)	(-64%)

Buidling & Equipment Costs	41,934	46,302	(4,368)	(-9%)

Finance Costs	10,000	292,500	(282,500)	(-97%)

Professional Fees	48,175	215,959	(167,784)	(-78%)

Transfer Expenses	659	966	(307)	(-32%)

Consulting Services	19,900	10,399	9,501	91%

Gen & Admn Support Costs	18,400	45,546	(27,146)	(-60%)

Travel & Entertainment	13,098	47,668	(34,570)	(-73%)

Insurance	32,886	34,730	(1,844)	(-5%)

Total Cash G&A	$443,761	$1,416,989	$(973,228)	(-69%)

Gain on Transfer of Asset: The Company had a gain of $782,822 in the second quarter of 2008. The gain was attributable to the retirement of $6.3 million dollars in debt secured by a 75% working interest in the Days Creek field that was exchanged for relief of the debt.

Interest Expense, net: Interest expense, net for the three months ended June 30, 2008 and 2007 was $196,049 and $1,013,063, respectively. Interest expense related to debt decreased significantly as a result of the cancellation over $4.0 million worth of notes into common and preferred stock. The Company also relieved $6.3 million in convertible debt by releasing a 75% working interest in the Days Creek field during May of 2008. In addition, the Company renegotiated its production payment payable with BlueRock in May of 2008 to reduce the interest rate from 18% to 8%, saving the company approximately $135,000 in interest per quarter.

Discontinued Operations: During April 2008, the Company sold its South Belridge Field in a three party transaction that involved Mercuria Partners, a majority shareholder in Orchard Petroleum, and Maxim TEP, PLC as an all inclusive deal to eliminate all debt, joint interest rights and obligations amongst all three parties, for a cash consideration of $35,781,654 and the issuance of 21,700,000 shares of common stock of the Company issued to Maxim TEP, PLC. The total field sales price plus the additional debt relieved resulted in total consideration of $43,477,199. The net cost basis of the field at the time of closing was $4,366,422. In addition, the Company incurred additional expenses of $16,275,000 from the issuance of common stock at $0.75 per share. The net result of this transaction was a gain on the sale of assets of $22,835,777.

Net Income Gain/Loss The Company incurred net income for the three months ended June 30, 2008 of $18,559,804 and a net loss of $4,996,384 for the same period in 2007, specifically due to reasons discussed above.

Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

Oil and Natural Gas Revenues: Oil and natural gas revenues for the six months ended June 30, 2008 and 2007 were $1,207,415 and $1,292,155, respectively, a decrease of 7%. A decrease of $302,605 was attributed to the disposition of the Holt Bryant formation in the Delhi Field in May 2007 and the shutting in of the remaining wells in the Delhi Field during the 2008 period while we develop a new water flood program for the field. The Delhi Field had revenues for the 2008 and 2007 periods of nil and $302,605, respectively. We expect to bring production back on line in the Delhi field in the third and fourth quarters of 2008. The decrease was offset by an increase in revenue of $162,062 in the Marion Field to $907,392 for the six months ended 2008 compared to the same time period in 2007 of $745,330 due to natural gas price increases and increased production. This decrease was also offset by an increase in 2008 revenues of $110,748 from wells drilled and put in production in the Stephens Field as well as $16,576 from wells put into production in the Belton Field in 2008.

License Fees, Royalties & Related Service Revenue: License fees, royalties and related services for the six months ended June 30, 2008 and 2007 were $34,692 and $297,500, respectively, a decrease of $262,808. This decrease was due to the sale of lateral drilling technology equipment for $228,000 in the 2007 period and no corresponding sales in the 2008 period. Licensing revenues slightly decreased in this same period. These fees were associated with the granting of sectional and regional licensing of the Company’s proprietary lateral drilling technology. The Company believes that licensing revenues will decrease in the near future as the Company is not currently actively marketing sublicenses of its technology in favor of concentrating on internal field development, but believe that with ongoing in-house usage of the technology, there will be future opportunities to market the technology based on results documented by the Company.

Production and Lease Operating Expenses: Production and lease operating expenses for the six months ended June 30, 2008 and 2007 were $561,406 and $1,001,246, respectively, a decrease of 44%. This decrease was attributed to the first quarter 2007 including several initial well workovers of $622,903 and the repair and maintenance of the existing infrastructure of $146,629 on recent acquisitions of the Days Creek Field and the Delhi Field. Operations labor costs also decreased by $122,277 in the Marion and Delhi Fields due to staff reductions in those fields with the decrease in well workover activity and a general staff reductions as part of a Company wide cost reduction and efficiency restructuring.

Drilling Operating Expenses: Drilling operating expenses for the six months ended June 30, 2008 and 2007 were $3,741 and $169,666, respectively. During the 2007 period the Company’s drilling subsidiary began incurring preparation costs which were expensed as it prepared to begin drilling wells for the Company in Arkansas in second quarter 2007. During the 2008 period the Company’s drilling subsidiary incurred minimal operating costs as it wrapped up from completing the drilling of six wells for the Company in Arkansas during 2007.

Exploration Costs: Exploration costs for the six months ended June 30, 2008 and 2007 were nil and $622,903, respectively. This decrease was due to management’s election to curtail exploration activities efforts and focus its efforts on recompletion and workover wells. The Company plans to “farm out” all exploratory efforts to a third party partner.

Depletion, Depreciation and Amortization: Depletion, depreciation, and amortization for the six months ended June 30, 2008 and 2007 was $974,995 and $842,012, respectively.

General and Administrative Expense: Cash related General and Administrative or “overhead” deceased by over 37% to $1,665,625 for the six months ended June 30, 2008 from $2,642,548 in the same quarter 2007, a decrease of $976,923, as a result of a proactive cost reduction and restructuring program started in the first quarter of 2008 and completed in April of 2008. In these periods, total salaries decreased by 52% to $711,292 for the six months ended June 30, 2008 from $1,471,503 in the same comparable period in 2007. There were also significant cost reductions in finance costs, professional fees, G&A support costs and travel and entertainment. Total cash and non cash based general and administrative expenses for the six months ended June 30, 2008 and 2007 were $9,043,396 and $2,675,123, respectively.  The majority of the net increase of $6,368,273 was the result of non cash stock based compensation of 4,448,312 shares of common stock valued at $0.75 per share, or $3,336,234, being issued in the second quarter of 2008 to the current CEO and former CEO as well as $3,375,000 from the issuance of 4,500,000 shares to consultants for professional services rendered.

	Six months Ended June 30,
	2008	2007	Difference	% Change

Net Salaries	$711,292	$1,471,503	$(760,211)	(-52%)

Buidling & Equipment Costs	87,186	109,747	(22,561)	(-21%)

Finance Costs	70,458	317,500	(247,042)	(-78%)

Professional Fees	410,919	333,091	77,828	23%

Transfer Expenses	4,868	3,691	1,177	32%

Consulting Services	270,493	133,664	136,829	102%

Gen & Admn Support Costs	41,362	85,505	(44,143)	(-52%)

Travel & Entertainment	40,322	103,927	(63,605)	(-61%)

Insurance	28,725	83,920	(55,195)	(-66%)

Total Cash G&A	$1,665,625	$2,642,548	$(976,923)	(-37%)

Gain on Transfer of Asset: The Company had a gain of $782,822 in the second quarter of 2008. The gain was attributable to the retirement of $6.3 million dollars in debt secured by a 75% working interest in the Days Creek field that was exchanged for relief of the debt.

Interest Expense, net: Interest expense, net for the three months ended June 30, 2008 and 2007 was $1,780,557 and $2,061,121, respectively. Interest expense related to debt decreased significantly as a result of the cancellation over $4.0 million worth of notes into common and preferred stock. The Company also relieved $6.3 million in convertible debt by releasing a 75% working interest in the Days Creek field during May of 2008. In addition, the Company renegotiated its production payment payable with BlueRock in May of 2008 to reduce the interest rate from 18% to 8%, saving the company approximately $135,000 in interest per quarter.

Discontinued Operations: During April 2008, the Company sold its South Belridge Field in a three party transaction that involved Mercuria Partners, a majority shareholder in Orchard Petroleum, and Maxim TEP, PLC as an all inclusive deal to eliminate all debt, joint interest rights and obligations amongst all three parties, for a cash consideration of $35,781,654 and the issuance of 21,700,000 shares of common stock of the Company issued to Maxim TEP, PLC. The total field sales price plus the additional debt relieved resulted in total consideration of $43,477,199. The net cost basis of the field at the time of closing was $4,366,422. In addition, the Company incurred additional expenses of $16,275,000 from the issuance of common stock at $0.75 per share. The net result of this transaction was a gain on the sale of assets of $22,835,777.

Income Taxes: There is no provision for income tax recorded for either the 2008 or 2007 periods due to operating losses in both periods. The Company has available Federal income tax net operating loss (“NOL”) carry forwards of approximately $68.1 million at June 30, 2008. The Company’s NOL generally begins to expire in 2026. The Company recognizes the tax benefit of NOL carry forwards as assets to the extent that Management believes that the realization of the NOL carry forward is more likely than not. The realization of future tax benefits is dependent on the Company’s ability to generate taxable income within the carry forward period. This valuation allowance is provided for all deferred tax assets.

Net Income Loss: The Company had net income for the six months ended June 30, 2008 of $10,997,045 and a net loss of $16,092,323 for the same period in 2007, specifically due to reasons discussed above.

Liquidity and Capital Resources

At June 30, 2008, the Company had a working capital deficit of $5,725,465 compared to a working capital deficit of $59,195,129 at December 31, 2007. Current liabilities decreased to $7,082,814 at June 30, 2008 from $61,522,061 at December 31, 2007. The Company significantly reduced its total debt by $50,873,570 through debt repayment, restructuring and conversion. With the debt reduction and restructuring the company’s interest payable was reduced by $4,830,645. The Company also paid down over $835,000 in accounts payables.

Net cash used in operating activities totaled $1,520,258 and $4,144,079 for the six months ended June 30, 2008 and 2007, respectively. Net cash used in operating activities for the 2008 period consists primarily of the net loss of $10,276,316 primarily offset by the gain of $782,822 from the disposal of asset related to the Days Creek Field. This was also offset by a net operating decrease in accounts payable of $355,861 and accrued payroll of $206,960. Non cash decreased by $873,417 due to an increase in accrued liabilites. Non-cash expenses further decreased due to common stock issued for services valued at $7,453,158 to employee and non employee, stock based compensation valued at $614,095 and depletion, depreciation and amortization of $974,995. The reduction in cash used in operating activities in the 2008 period as compared to the 2007 period was primarily due to the cost reductions and restructurings, the reduction in salaries and wages of $826,251 and from the reduction in professional fees, administrative costs and travel and entertainment, and finance costs and the increase in common stock used to pay for services instead of cash.

Net cash used in investing activities totaled $213,261 for the six months ended June 30, 2008, compared to $2,794,759 for the six months ended June 30, 2007. Net cash received by investing activities for the 2008 period consists primarily of $675,000 from the sale of net revenue interests in certain fields. These 2008 cash inflows were offset by capital expenditures for oil and natural gas properties of $259,159, and a change in oil and natural gas property accrual and prepayments in addition to those capital expenditures of $627,851. The change in cash provided by (used in) investing activities during the six months ended June 30, 2008 as compared to the six months in 2007 was primarily due to the 2007 period including capital expenditures for oil and natural gas properties of $448,751, offset by proceeds of sale and disposal of assets of $3,000,000.

Net cash provided by financing activities totaled $1,725,768 for the six months ended June 30, 2008, compared to net cash used in financing activities of $379,624 for the six months ended June 30, 2007. Net cash provided by financing activities for the 2008 period consists of proceeds from the sale of common stock of $1,328,099 and proceeds from new borrowings of $400,000, offset by payments on notes payable of $2,331. The increase in cash provided by financing activities during the six months ended June 30, 2008 as compared to the same period in 2007 was primarily due to the 2007 period consisting of proceeds from new borrowings of $394,333 and sale of common stock, offset by payments on notes payable and production payment payable of $759,475 and $14,482, respectively.

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

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets” (“SFAS No. 144.”).” If the carrying amount of the asset, including any intangible assets associated with that asset, exceeds its estimated future undiscounted net cash flows, the Company will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value. The fair value used to calculate the impairment for a producing oil and natural gas field that produces from a common reservoir is first determined by comparing the undiscounted future net cash flows associated with total proved properties to the carrying value of the underlying evaluated property. If the cost of the underlying evaluated property is in excess of the undiscounted future net cash flows, the future net cash flows are used discounted at 10%, which the company believes approximates fair value, to determine the amount of impairment.

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

Item 4T.  Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Chief Executive Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of June 30, 2008, our disclosure controls and procedures were not effective.

Management's  assessment  of  the effectiveness  of the  registrant's  internal control over  financial  reporting  is as of the quarter  ended June 30, 2008. Based on that evaluation, our management concluded that, as of June 30, 2008, our control over financial reporting and related disclosure controls and procedures were not effective due to our inability to file our quarterly reports on a timely basis and that our accounting processes lack appropriate segregation of responsibilities and accounting technical expertise necessary for an effective system of internal control. We believe that our inability to timely file our financial statements in our periodic reports and our lack of technical expertise constitutes a material weakness in our internal control.  Notwithstanding this material weakness, management has taken the appropriate actions to immediately remedy this.  The Company has taken the necessary steps to outsource the accounting function to a reputable third party accounting and financial consulting company that has the staff, technology, and resources to accommodate our needs as a reporting company.  The Company has also implemented necessary internal controls to monitor and review all work performed by contracted accounting personnel in the preparation of financial statements, footnotes and financial data provided to the Company’s registered public accounting firm in connection with the quarterly reviews.  Internally, the Company has also segregated duties to efficiently and effectively implement internal controls.  Notwithstanding this material weakness, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our consolidated financial position and results of operations as of and for the quarter ended  June 30, 2008.  Furthermore, management believes that this material weakness will be remedied in the near term.

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

In the suit, Raymond Thomas, et al. vs. Ashley Investment Company, et al., in the 5th Judicial District Court for Richmond Parish, Louisiana, numerous present and former owners of property are seeking damages in an unspecified amount for alleged soil, groundwater and other contamination, allegedly resulting from oil and gas operations of multiple companies in the Delhi Field in Richmond Parish, Louisiana over a time period exceeding fifty years. Originally consisting of 14,000 acres upon discovery of the field in 1952, the Company acquired an interest in leases covering 1,400 acres in 2006. Although the suit was filed in 2005, and was pending when the Company acquired its interest in 2006, as part of the acquisition terms, the Company agreed to indemnify predecessors in title, including its grantor, against ultimate damages related to the prior operations. As part of the Company’s purchase terms, a Site Specific Trust Account was established with the State of Louisiana Department of Natural Resources intended to provide funds for remediation of the lands involved in its acquired interest. Principal defendants in the suit, in addition to the Company, include the Company’s indemnities including McGowan Working Partners, MWP North La, LLC., Murphy Exploration & Production Company, Ashley Investment Company, Eland Energy, Inc. and Delhi Package I, Ltd. Discovery activity in the suit has only recently begun, and it is too early to predict the ultimate outcome, although the Company believes that it has meritorious defenses with regard to the plaintiffs’ claims and, thus, with regard to the extent of its monetary exposure under its indemnity obligation. The Company intends to defend the suit vigorously. At June 30, 2008, the Raymond Thomas, et al v. Ashley Investment Company, et al litigation was still in the preliminary stages of discovery and the plaintiffs’ experts had not yet provided their reports which are necessary to add clarity to the nature and extent of the claims being made by the plaintiffs in the matter.  As such, we believe that a loss was neither probable nor estimable as of August 15, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of 2008, the Company issued 5,454,545 shares of series A Preferred Stock in exchange for $3,000,000 of corporate notes payable.

Common stock

During the six months ended June 30, 2008, the Company issued 22,223 shares of common stock with a fair value of $0.75 per share or $16,667 as a debt conversion to a third party.

During the three months ended June 30, 2008, total proceeds of $1,328,099 were generated through private offerings of common stock from the issuance of 1,770,798 shares at $0.75 per share.

During the six months ended June 30, 2008, the Company issued 5,177,544 shares of common stock with a fair value of $0.75 per share, or $3,883,158, for services.

During the six months ended June 30, 2008, the Company issued 4,760,000 shares of common stock with fair value of $3,570,000 at $0.75 to third parties for services.

During the six months ended June 30, 2008, warrants to acquire 237,544 shares, of the Company’s common stock with an exercise price of $0.75 per share were granted in connection with the sale of the Company’s common stock. These warrants expire three or five years from the date of grant. The estimated fair value of the warrants was determined using the Black-Scholes option pricing model and totaled $54,005 on shareholder equity and was recorded as common stock offering costs included in additional paid-in capital.

During the six months ended June 30, 2008, certain related party convertible notes payable agreements provided for warrants to purchase a total of 75,000 shares of the Company’s common stock at an exercise price of $0.75 per share. These warrants expire three years from the date of grant. The fair value of the warrants was determined using the Black-Scholes option pricing model and was recorded as a debt discount totaling $15,778 during the six months ended June 30, 2008.

During the six months June 30, 2008, warrants to acquire 45,000 shares of the Company’s common stock with an exercise price of $0.75 per share, expiring three years from the date of grant, were granted to note holders for extending the payment date of $67,500 of accrued interest on their notes payable totaling $3,000,000. Of these warrants issued, 18,750 were issued to related parties. The estimated fair value of these warrants totaled $9,830 and was recorded as interest expense.

During the six months ended June 30, 2008, warrants to acquire 50,000 shares of the Company’s common stock with an exercise price of $0.75 per share, expiring three years from the date of grant, were granted to unrelated investors for extending to August 31, 2008, the put option date on their remaining 216,666 shares of common stock with embedded put options at $2.00 per share.

Warrants

The fair value of each warrant was estimated on the put extension date using the Black-Scholes option pricing model. The estimated fair value of these warrants totaled $10,076 and was included in other miscellaneous income (expense), net.

During the six months ended June 30, 2008, the Company sold a 2% ORRI in the Days Creek Field and a 7% ORRI in the Marion Field generating total proceeds of $675,000. The ORRI sales agreements also provided for warrants to purchase a total of 299,999 shares of the Company’s common stock with an exercise price of $0.75 per share expiring three years from the date of the agreements. The estimated fair value of these warrants was determined using the Black-Scholes option pricing model and totaled $60,459 and was recorded as financing costs in general and administrative expenses.

Stock options

During the six months ended June 30,2008, the Company granted options to purchase 1,474,156 shares of the Company’s common stock at an exercise price of $0.75 per share to employee and non-employee Board of Directors for services provided. These options expire ten years from the date of grant. All options granted to directors in 2008 vested immediately on the grant. The estimated fair value of these stock options was determined on the grant date using the Black-Scholes option pricing model and the Company recorded $614,097 as general and administrative expense to account for the vested options.

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

MAXIM TEP, INC.
(Registrant)

Date: August 21, 2008	By:	/s/ Robert D. Johnson
Robert D. Johnson
Chief Executive Officer