Form 10-Q/A
period 2008-06-30
MAXIM TEP, INC
filed 2008-09-22
CIK 1422220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A

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

See accompanying notes to consolidated financial statements

Maxim TEP, Inc.
Consolidated Statements of Stockholders’ Equity (Unaudited)

For the Six Months Ended June 30, 2008

					Additional			Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Equity (Deficit)
Balance at December 31, 2007	-	$-	85,604,516	$856	$50,477,255	$(89,244,111)	$-	$(38,766,000)
Common stock issued for cash	-	-	1,770,798	18	1,328,081	-	-	1,328,099
Common stock issued for services, employee	-	-	5,177,544	51	3,883,107	-	-	3,883,158
Common stock issued for services, non employee or employees	-	-	4,760,000	48	3,569,952	-	-	3,570,000
Common stock issued upon the conversion of debt and accrued interest, related party	-	-	7,199,788	72	5,399,769	-	-	5,399,841
Common stock issued upon the conversion of debt and accrued interest	-	-	21,722,223	217	16,291,450	-	-	16,291,667
Common stock issued in connection with sale of net revenue interests	-	-	900,000	9	674,991	-	-	675,000
Purchase of common stock, 25,000 shares, at cost	-	-	-	-	-	-	(1)	(1)
Common stock offering costs	-	-	-	-	(28,488)	-	-	(28,488)
Common stock warrants issued as offering costs	-	-	-	-	28,488	-	-	28,488
Common stock warrants issued in connection with notes payable, related parties	-	-	-	-	15,778	-	-	15,778
Common stock warrants issued to extend notes payable terms	-	-	-	-	5,734	-	-	5,734
Common stock warrants issued to extend notes payable terms, related party	-	-	-	-	4,096	-	-	4,096
Common stock warrants issued in connection with sale of net revenue interests	-	-	-	-	60,459	-	-	60,459
Common stock options issued to officers for services	-	-	-	-	307,885	-	-	307,885
Common stock options issued to non-employee directors for services	-	-	-	-	306,212	-	-	306,212
Common stock warrants granted for extension	-	-	-	-	10,076	-	-	10,076
Beneficiary conversion feature in connection with convertible note payable, related party	-	-	-	-	15,778	-	-	15,778
Preferred stock issued associated with debt conversion, related party	2,272,727	23	-	-	1,249,977	-	-	1,250,000
Preferred stock issued associated with debt conversion	3,181,818	32	-	-	1,749,968	-	-	1,750,000
Net income	-	-	-	-	-	10,997,045	-	10,997,045
Balance at June 30, 2008	5,454,545	$55	127,134,869	$1,271	$85,350,568	$(78,247,066)	$(1)	$7,104,827

Maxim TEP, Inc
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from continuing operating activities:
Net loss for continuing operations	$(10,276,316)	$(6,840,462)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depletion, depreciation and amortization	974,995	842,012
Accretion of asset retirement obligation	60,451	51,460
Gain on disposal of assets	(782,822)	-
Impairment of investment	-	1,065,712
Amortization of debt discount	487,530	-
Amortization of deferred financing costs	69,970	945,612
Common stock issued for services, employee	3,883,158	-
Common stock issued for services, non employees	3,570,000	-
Common stock warrants issued to non-employees for services	70,535	-
Stock based compensation, options, officers	307,885	-
Stock based compensation, options, non employee directors	306,212	-
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Notes receivable	(306,000)	-
Accounts receivable	(184,951)	1,573,979
Other receivable	18,990	801,324
Inventories	-	375,021
Prepaid expenses and other current assets	16,266	(683,834)
Other assets	8,342	(3,647)
Accounts payable	(355,861)	426,409
Accounts payable to operators		(627,311)
Accrued payroll and related taxes and benefits	(206,960)	134,866
Interest payable and accrued liabilities	977,190	(2,151,548)
Interest expense accrued related to production payment	(103,773)	(48,672)
Deferred revenue and other liabilities	(55,000)	(5,000)

Net cash used in operating activities	(1,520,159))	(4,144,079)

Cash flows from continuing investing activities:
Capital expenditures for oil & gas properties	(259,159)	(448,751)
Capital expenditures for property & equipment	(1,251)	(46,665)
Proceeds from disposition of oil & gas properties	-	2,500,000
Change in oil and gas properties accrual	(627,949))	290,175
Proceeds from sale of net revenue interests and sharing agreements	675,000	-
Proceeds from sale of other assets	-	500,000

Net cash provided by (used in) investing activities	(213,261)	2,794,759

Cash flows from continuing financing activities:
Payment on production payment payable	-	(14,482)
Proceeds - issuance of notes payable	100,000	-
Principal payments on notes payable	-	(629,475)
Proceeds - issuance of notes payable - related parties	300,000	394,333
Principal payments on notes payable - related parties	(2,331)	(130,000)
Proceeds - issuance of common stock	1,328,099	-

Net cash provided by (used in) financing activities	1,725,768	(379,624)

Cash flows from discontinued operations:
Operating activities
Net income (loss) from discontinued operations	21,273,361	(9,251,861)
Gain on disposal of discontinued operations	(22,835,777)	-
Cash flow from other operating assets and liabilities	1,562,416	8,906,073
Investing activity:
Proceeds from disposition of oil & gas properties	35,825,722
Capital expenditures for oil & gas properties		(500,000)
Financing:
Repayment of debt	(35,825,722)	-

Net cash used in discontinued operations	-	(845,788)
Decrease in cash and cash equivalents	(7,751)	(2,574,732)

Cash and cash equivalents - beginning of year	166,412	2,965,893

Cash and cash equivalents - end of year	$158,661	$391,161

Maxim TEP, Inc.

Consolidated Statements of Cash Flows (Continued) (Unaudited)
	Six Months Ended June 30,
	2008	2007
Supplementary cash flow information:
Cash paid for interest	$248,097	$556,726

Non-cash investing and financing activities:
Notes payable and accrued interst exchanged for common stock, related party	$(150,000)	$-
Other liabilities exchanged for common stock, related party	$150,000	$-
Common stock exchanged for net revenue interest	$675,000	$-
Common stock issued upon conversion of debt & interest, related party	$5,399,841	$-
Common stock issued upon conversion of debt & interest	$16,291,667	$-
Notes payable and accrued interest exchanged for preferred stock	$1,750,000	$-
Notes payable and accrued interest exchanged for preferred stock, related party	$1,250,000	$-
Asset retirement obligation incurred	$1,529	$11,333
Common stock warrants granted in connection with NP, related party	$15,778	$-
Common stock warrants granted in connection with sale of net revenue interest	$60,459	$-
Common stock warrants granted to extend notes payable terms	$5,734	$291,665
Net payable issued in connection with purchase of oil and natural gas property	$-	$375,000
Common stock warrants granted to extend notes payable terms, related party	$4,096	$-
Common stock warrants granted to extend put agreement terms	$10,076	$-
Common stock warrants granted as offering costs, related party	$-	$606,000
Common stock warrants granted as offering costs	$-	$376,781
Beneficial conversion feature in connection with convertible debt, related parties.	$15,778	-

See accompanying notes to consolidated financial statements

Maxim TEP, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

Note 1 -	Financial Statement Presentation

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

Long-lived assets and intangible assets

The Company accounts for intangible assets in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, "Accounting for Goodwill and Other Intangible Assets .” Intangible assets that have defined lives are subject to amortization over the useful life of the assets. Intangible assets held having no contractual factors or other factors limiting the useful life of the asset are not subject to amortization but are reviewed at least annually for impairment or when indicators suggest that impairment may be needed.

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144, “ Accounting for the Impairment and Disposal of Long-Lived Assets” (“SFAS No. 144”). If the carrying amount of the asset, including any intangible assets associated with that asset, exceeds its estimated future undiscounted net cash flows, the Company will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value. The fair value used to calculate the impairment for a producing oil and natural gas field that produces from a common reservoir is first determined by comparing the undiscounted future net cash flows associated with total proved properties to the carrying value of the underlying evaluated property. If the cost of the underlying evaluated property is in excess of the undiscounted future net cash flows, the future net cash flows are used discounted at 10%, which the company believes approximates fair value, to determine the amount of impairment.

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

Maxim TEP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 2 -	Summary of Significant Accounting Policies (Continued)

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

Income taxes

The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, “ Accounting for Income Taxes .” Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Deferred tax assets include tax loss and credit carryforwards and are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

On January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “ Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 prescribes a measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return.  Additionally, FIN 48 provides guidance regarding uncertain tax positions relating to derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company will classify any interest and penalties associated with income taxes as interest expense.  At June 30, 2008, the Company had no material uncertain tax positions and the tax years 2004 through 2007 remained open to review by federal and various state tax jurisdictions.

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

Maxim TEP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 2 -	Summary of Significant Accounting Policies (Continued)

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

Earnings per share

Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilutive effects of common stock equivalents such as options, warrants and convertible securities. Due to the Company incurring a net loss during the three months and six months ended June 30, 2007, basic and diluted loss per share are the same as all potentially dilutive common stock equivalents are anti-dilutive. Under SFAS No. 150, “ Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” entities that have issued mandatorily redeemable shares of common stock or entered into forward contracts that require physical settlement by repurchase of a fixed number of the issuer’s equity shares of common stock in exchange for cash shall exclude the common shares that are to be redeemed or repurchased in calculating basic and diluted earnings per share. For the six months ended June 30, 2008, the Company excluded 230,833 weighted average common shares outstanding for shares issued with put options that were recorded as a derivative liability within accrued liabilities, from its earnings per common share calculation.

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

Maxim TEP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 3 -	Debt

Notes payable consists of the following at June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007

Notes payable	$500,000	$400,000
Notes payable, related party	-	3,597,001
Convertible notes payable	-	7,750,000
Convertible notes payable, discontinued operations	-	37,408,772
Convertible notes payable, related party	700,000	3,270,000

	1,200,000	52,425,773

Less unamortized debt discount	-	(455,976)

	1,200,000	51,969,797
Less current maturities:
Notes payable, net of discount	(500,000)	(43,808,772)
Notes payable, related party, net of discount	(700,000)	(5,161,025)

Notes payable, net of current maturities and discount	$-	$3,000,000

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

Maxim TEP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 3 -	Debt (Continued)

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

Beneficial conversion features
From time to time, the Company may issue convertible notes that have detached warrants and may contain an imbedded beneficial conversion feature. A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the remaining unallocated proceeds of the note after first considering the allocation of a portion of the note proceeds to the fair value of the warrants, if related warrants have been granted. In accordance with EITF 00-27 “ Application of Issue No. 98-5 to  Certain Convertible Instruments ,” the intrinsic value of the beneficial conversion feature is recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is amortized to interest expense over the life of the note using the interest method. There were no transactions recorded in the second quarter.

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

Maxim TEP, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

Note 3 -	Debt (Continued)

Interest expense, net

Interest expense consists of the following for the three months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Interest expense related to debt	$191,882	$540,261	$1,223,057	$(1,115,510)

Amortization of deferred financing costs	4,167	472,802	69,970	(945,612)

Amortization of debt discount	-	-	487,530	-

	$196,049	$1,013,063	$1,780,557	$(2,061,122)

Note 4 -	Discontinued Operations

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Operating revenues	$107,709	$256,344	$420,136	$551,615

Operating costs and expenses	61,830	192,528	254,784	427,235

Other expenses, net	120,952	1,229,496	1,727,768	9,376,241

Loss from discontinued
operations, net of taxes	(75,073)	(1,165,680)	(1,562,416)	(9,251,861)

Gain on disposal of discontinued
operations, net of taxes	22,835,777	-	22,835,777	-

Net income (loss)	$22,760,704	$(1,165,680)	$21,273,361	$(9,251,861)

Basic and diluted loss per
share from discontinued operations	$-	$(0.02)	$(0.02)	$(0.12)

Basic and diluted income (loss) per share
from gain on disposal of
discontinued operations	0.24	-	0.21	-

Total	$0.24	$(0.02)	$0.21	$(0.12)

Weighted average number of
common shares outstanding

Basic	94,626,027	76,914,576	101,950,115	77,015,904
Diluted	94,626,027	76,914,576	101,950,115	77,015,904

Maxim TEP, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

Note 5 -	Stockholders’ Equity

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

Warrants

During the six months ended June 30, 2008, warrants to acquire 124,375 shares, of the Company’s common stock with an exercise price of $0.75 per share were granted in connection with the sale of the Company’s common stock. These warrants expire three or five years from the date of grant. The estimated fair value of the warrants was determined using the Black-Scholes option pricing model and totaled $28,488 and was recorded as common stock offering costs included in additional paid-in capital.

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

A reconciliation of the income tax provision computed at statutory tax rates to the income tax provision for the three and six months ended June 30 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Federal income tax expense (benefit) at statutory rate	34%	(34)%	34%	(34)%
Change in valuation allowance	(34)%	34%	(34)%	34%
Total income tax provision	-	-	-	-

Note 7 –	Commitments and Contingencies

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

Maxim TEP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 8 –	Reporting by Business Segments (Continued)

	June 30,
	2008	2007
Total assets:
Oil and natural gas exploration and production	$16,556,617	21,915,380
Drilling services	23,413	148,463
Lateral drilling services	4,876,972	5,323,458
Other	794,170	4,609,856
Total	$22,251,172	$31,997,157

	Three Months Ended June 30,		Six Months Ended June 30
	2008	2007	2008	2007
Revenues:
Oil and natural gas exploration and production	$634,896	$607,216	$1,207,415	$1,292,155
Lateral drilling services	7,192	244,700	34,692	297,500
Total	$642,088	$851,916	$1,242,107	$1,589,655

Operating income (loss):
Oil and natural gas exploration and production	$(64,433)	$(324,882)	$(379,461)	$(1,227,841)
Drilling services	(1,821)	(157,089)	(18,163)	(170,737)
Lateral drilling services	(415,964)	83,370	(388,465)	(157,077)
Total	(482,218)	(398,601)	(786,089)	(1,555,655)

Corporate expenses (1)	(4,305,445)	(2,521,498)	(8,656,020)	(3,339,463)
Interest expense, net	(196,049)	(1,013,063)	(1,780,557)	(2,061,121)
Other miscellaneous income (expense), net	782,822	102,458	946,350	115,777

Net loss	$(4,200,890)	$(3,830,704)	$(10,276,316)	$(6,840,462)

Depletion, depreciation and amortization:
Oil and natural gas exploration and production	$14,724	$211,578	$523,005	$393,665
Drilling services	1,821	-	3,643	-
Lateral drilling services	423,157	149,330	423,157	423,157
Other	38,271	38,793	25,190	25,190
Total	$477,973	$399,701	$974,995	$842,012

Capital expenditures
Oil and natural gas exploration and production (2)	$317,697	$312,137.	$887,108	$158,576
Drilling services	-	-	-	-
Lateral drilling services	-	-	-	-
Other	-	-	1,251	46,665
Total	$317,697	$312,137	$888,359	$205,241

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

	June 30,	December 31,
	2008	2007
Notes Payable:
Current maturities of notes payable, net of discount	$500,000	$6,400,000
Current maturities of notes payable, discontinued operations	-	37,408,772
Current maturities of notes payable, related parties, net of discount	700,000	5,161,025
Total current liabilities	1,200,000	48,969,797
Notes payable, net of current maturities and discount	-	1,750,000
Notes payable, related parties, net of current maturities and discount	-	1,250,000
Total notes	1,200,000	51,969,797

Production payment payable	6,774,172	6,877,945
Total notes and production payment payable	$7,974,172	$58,847,742

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

Results of Operations

Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007

Oil and Natural Gas Revenues : Oil and natural gas revenues for the three months ended June 30, 2008 and 2007 were $634,896 and $607,216, respectively. A decrease of $57,297 was attributable to the transfer of our 75% working interest in Days Creek in May of 2008 for the forgiveness of debt. Contributing to the decrease was the shutting in of the remaining wells in the Delhi Field during the 2008 period while we develop a new water flood program for the field. The Delhi Field had revenues for the 2008 and 2007 periods of nil and $114,111, respectively. We expect to bring on production in the Delhi field in the third and fourth quarters of 2008. The decrease was offset by an increase in revenue of $141,124 in the Marion Field to $541,081 in second quarter 2008 compared to the same time period in 2007 of $399,957 due to natural gas price increases. This decrease was also offset by an increase in 2008 revenues of $57,727 from wells drilled and put in production in the Stephens Field that did not produce in the prior year comparable period.

License Fees, Royalties & Related Service Revenue: License fees, royalties and related services for the three months ended June 30, 2008 and 2007 were $7,192 and $244,700, respectively, a decrease of $237,508. This decrease was due to the sale of lateral drilling technology equipment for $228,000 in the 2007 period and no corresponding sales in the 2008 period. Licensing revenues slightly decreased in this same period. These fees were associated with the granting of sectional and regional licensing of the Company’s proprietary lateral drilling technology. The Company believes that licensing revenues will decrease in the near future as the Company is not currently actively marketing sublicenses of its technology in favor of concentrating on internal field development, but believe that with ongoing in-house usage of the technology, there will be future opportunities to market the technology based on results documented by the Company.

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

Depletion, Depreciation and Amortization: Depletion, depreciation and amortization for the three months ended June 30, 2008 and 2007 was $477,973 and $399,701, respectively. The decrease is due to the higher overall depletion rate period over period due to the disposals of South Belridge and Days Creek.

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

	Three Months Ended June 30, 2008
	2008	2007	Difference	% Change

Net Salaries	$258,709	$722,919	$(464,210)	(64)%

Buidling & Equipment Costs	41,934	46,302	(4,368)	(9)%

Finance Costs	10,000	292,500	(282,500)	(97)%

Professional Fees	48,175	215,959	(167,784)	(78)%

Transfer Expenses	659	966	(307)	(32)%

Consulting Services	19,900	10,399	9,501	91%

Gen & Admn Support Costs	18,400	45,546	(27,146)	(60)%

Travel & Entertainment	13,098	47,668	(34,570)	(73)%

Insurance	32,886	34,730	(1,844)	(5)%

Total Cash G&A	$443,761	$1,416,989	$(973,228)	(69)%

Gain on Transfer of Asset: The Company had a gain of $782,822 in the second quarter of 2008. The gain was attributable to the retirement of $6.3 million dollars in debt secured by a 75% working interest in the Days Creek field that was exchanged for relief of the debt.

Interest Expense, net : Interest expense, net for the three months ended June 30, 2008 and 2007 was $196,049 and $1,013,063, respectively. Interest expense related to debt decreased significantly as a result of the cancellation over $4.0 million worth of notes into common and preferred stock. The Company also relieved $6.3 million in convertible debt by releasing a 75% working interest in the Days Creek field during May of 2008. In addition, the Company renegotiated its production payment payable with BlueRock in May of 2008 to reduce the interest rate from 18% to 8%, saving the company approximately $135,000 in interest per quarter.

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

Net Income/Loss The Company incurred net income for the three months ended June 30, 2008 of $18,559,804 and a net loss of $4,996,384 for the same period in 2007, specifically due to reasons discussed above.

Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

Oil and Natural Gas Revenues : Oil and natural gas revenues for the six months ended June 30, 2008 and 2007 were $1,207,415 and $1,292,155, respectively, a decrease of 7%. A decrease of $302,605 was attributed to the disposition of the Holt Bryant formation in the Delhi Field in May 2007 and the shutting in of the remaining wells in the Delhi Field during the 2008 period while we develop a new water flood program for the field. The Delhi Field had revenues for the 2008 and 2007 periods of nil and $302,605, respectively. We expect to bring production back on line in the Delhi field in the third and fourth quarters of 2008. The decrease was offset by an increase in revenue of $162,062 in the Marion Field to $907,392 for the six months ended 2008 compared to the same time period in 2007 of $745,330 due to natural gas price increases and increased production. This decrease was also offset by an increase in 2008 revenues of $110,748 from wells drilled and put in production in the Stephens Field as well as $16,576 from wells put into production in the Belton Field in 2008.

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

	Six months Ended June 30,
	2008	2007	Difference	% Change

Net Salaries	$711,292	$1,471,503	$(760,211)	(52)%

Buidling & Equipment Costs	87,186	109,747	(22,561)	(21)%

Finance Costs	70,458	317,500	(247,042)	(78)%

Professional Fees	410,919	333,091	77,828	23%

Transfer Expenses	4,868	3,691	1,177	32%

Consulting Services	270,493	133,664	136,829	102%

Gen & Admn Support Costs	41,362	85,505	(44,143)	(52)%

Travel & Entertainment	40,322	103,927	(63,605)	(61)%

Insurance	28,725	83,920	(55,195)	(66)%

Total Cash G&A	$1,665,625	$2,642,548	$(976,923)	(37)%

Gain on Transfer of Asset: The Company had a gain of $782,822 in the second quarter of 2008. The gain was attributable to the retirement of $6.3 million dollars in debt secured by a 75% working interest in the Days Creek field that was exchanged for relief of the debt.

Interest Expense, net : Interest expense, net for the three months ended June 30, 2008 and 2007 was $1,780,557 and $2,061,121, respectively. Interest expense related to debt decreased significantly as a result of the cancellation over $4.0 million worth of notes into common and preferred stock. The Company also relieved $6.3 million in convertible debt by releasing a 75% working interest in the Days Creek field during May of 2008. In addition, the Company renegotiated its production payment payable with BlueRock in May of 2008 to reduce the interest rate from 18% to 8%, saving the company approximately $135,000 in interest per quarter.

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

Income Taxes : There is no provision for income tax recorded for either the 2008 or 2007 periods due to operating losses in both periods. The Company has available Federal income tax net operating loss (“NOL”) carry forwards of approximately $68.1 million at June 30, 2008. The Company’s NOL generally begins to expire in 2026. The Company recognizes the tax benefit of NOL carry forwards as assets to the extent that Management believes that the realization of the NOL carry forward is more likely than not. The realization of future tax benefits is dependent on the Company’s ability to generate taxable income within the carry forward period. This valuation allowance is provided for all deferred tax assets.

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

Net cash used in operating activities totaled $1,520,258 and $4,144,079 for the six months ended June 30, 2008 and 2007, respectively. Net cash used in operating activities for the 2008 period consists primarily of the net loss of $10,276,316 primarily offset by the gain of $782,822 from the disposal of asset related to the Days Creek Field. This was also offset by a net operating decrease in accounts payable of $355,861 and accrued payroll of $206,960; non cash decreased by $873,417 due to an increase in accrued liabilities non-cash expenses further decreased due to common stock issued for services valued at $7,453,059 to employee and non employees, stock based compensation valued at $614,095 and depletion, depreciation and amortization of $974,995. The reduction in cash used in operating activities in the 2008 period as compared to the 2007 period was primarily due to the cost reductions and restructurings, the reduction in salaries and wages of $826,251 and from the reduction in professional fees, administrative costs and travel and entertainment, and finance costs and the increase in common stock used to pay for services instead of cash.

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

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144, “ Accounting for the Impairment and Disposal of Long-Lived Assets” (“SFAS No. 144”). If the carrying amount of the asset, including any intangible assets associated with that asset, exceeds its estimated future undiscounted net cash flows, the Company will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value. The fair value used to calculate the impairment for a producing oil and natural gas field that produces from a common reservoir is first determined by comparing the undiscounted future net cash flows associated with total proved properties to the carrying value of the underlying evaluated property. If the cost of the underlying evaluated property is in excess of the undiscounted future net cash flows, the future net cash flows are used discounted at 10%, which the company believes approximates fair value, to determine the amount of impairment.

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

Warrants

During the six months ended June 30, 2008, warrants to acquire 124,375 shares, of the Company’s common stock with an exercise price of $0.75 per share were granted in connection with the sale of the Company’s common stock. These warrants expire three or five years from the date of grant. The estimated fair value of the warrants was determined using the Black-Scholes option pricing model and totaled $28,488 and was recorded as common stock offering costs included in additional paid-in capital.

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

ORRI
The company may sell additional ORRIs to fund working capital requirements during fiscal 2008 if negotiations for other sources of funding are not successful. The material impact would be to reduce revenue by the percentage of ORRI’s sold in the particular fields

Item 3.  Defaults Upon Senior Securities

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

MAXIM TEP, INC.
(Registrant)

Date: September 22, 2008	By:	/s/ Robert D. Johnson
Robert D. Johnson
Chief Executive Officer