Form 10-Q
period 2008-09-30
MAXIM TEP, INC
filed 2008-11-14
CIK 1422220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting Company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting Company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting Company ☒
(Do not check if a smaller reporting Company)

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding as of September 30, 2008: 127,834,869 shares.

MAXIM TEP, INC.

Form 10-Q

For the Quarterly Period Ended September 30, 2008

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

Maxim TEP, Inc.

Consolidated Balance Sheets (Unaudited)

	September 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$106,521	$166,412
Accounts receivable	340,128	231,617
Other receivable	397,826	364,000
Notes Receivable	306,000	—
Inventories	88,868	88,868
Prepaid expenses and other current assets	226,708	107,721
Deferred financing costs, net	—	51,800
Current assets of discontinued operations	—	1,316,514

Total current assets	1,466,051	2,326,932

Oil and natural gas properties (successful efforts method of accounting):
Proved	14,190,173	18,048,705
Unproved	1,320,981	3,706,590

	15,511,154	21,755,295

Less accumulated depletion, depreciation and amortization	(1,604,266)	(1,142,662)

Oil and natural gas properties, net	13,906,888	20,612,633

Property and equipment:
Land	112,961	112,961
Buildings	215,446	240,500
Leasehold improvements	244,025	244,025
Office equipment and computers	81,020	79,769
Furniture and fixtures	211,581	211,581
Field service vehicles and equipment	720,489	738,463
Drilling equipment	174,082	174,082

	1,759,604	1,801,381
Less accumulated depreciation	(406,288)	(310,036)

Property and equipment, net	1,353,316	1,491,345

Intangible assets, net	2,204,673	4,881,302
Other assets	486,317	496,046
Restricted cash	250,000	—
Long term assets of discontinued operations	—	5,130,021

Total assets	$19,667,245	$34,938,279

Maxim TEP, Inc.

Consolidated Balance Sheets (Continued) (Unaudited)

	September 30, 2008	December 31, 2007
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$3,171,867	$4,144,402
Interest payable	490,924	646,726
Accrued payroll and related taxes and benefits	1,008,659	1,056,272
Accrued liabilities	1,158,986	1,078,353
Current maturity of notes payable, net of discount	500,000	6,400,000
Current maturity of notes payable, related parties, net of discount	700,000	5,161,025
Current maturity of notes payable, net of discount	—	37,408,772
Current maturities of notes payable, related parties, net of discount	—	5,626,511
Production payment payable	6,492,180	—

Total current liabilities	13,522,616	61,522,061

Notes payable, net of current maturities and discount		1,750,000
Notes payable, related parties, net of current maturities and discount	—	1,250,000
Production payment payable	—	6,877,945
Deferred revenue	67,500	125,000
Asset retirement obligation	1,218,191	1,506,304
Long term liabilities of discontinued operations	—	672,969

Total liabilities	14,808,307	73,704,279

Commitments and contingencies	—	—

Stockholders’ equity (deficit):
Preferred stock, $0.00001 par value; 50,000,000 shares authorized; 5,454,545 and zero shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	55	—
Common stock, $0.00001 par value; 250,000,000 shares authorized; 127,834,869 and 85,604,516 shares issued and 127,784,869 and 85,579,516 shares outstanding at September 30, 2008 and December 31, 2007, respectively	1,278	856
Additional paid-in capital	86,909,491	50,477,255
Accumulated deficit	(82,051,885)	(89,244,111)
Treasury stock, at cost (50,000 and 25,000 shares at September 30, 2008 and December 31, 2007, respectively)	(1)	—

Total stockholders’ equity (deficit)	4,858,938	(38,766,000)

Total liabilities and stockholders’ equity (deficit)	$19,667,245	$34,938,279

See accompanying notes to consolidated financial statements

Maxim TEP, Inc.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Oil and natural gas revenues	$570,221	$416,238	$1,777,637	$1,708,394
Drilling services revenues	—	329,018	—	329,017
License fees, royalties and related services	17,450	2,500	102,142	400,000

Total revenues	587,671	747,756	1,879,779	2,437,411

Cost and expenses:
Production and lease operating expenses	227,511	533,493	743,377	1,785,412
Drilling operating expenses	887	595,082	4,628	764,748
Costs attributable to license fees and related services	—	—	45,550	170,000
Exploration costs	—	75,000	—	458,650
Revenue sharing royalties	83,513	42,708	123,740	67,939
Depletion, depreciation and amortization	490,956	365,020	1,465,951	1,207,032
Impairment of investment	—	—	—	1,065,712
Impairment of LHD patent technology	2,041,894	—	2,041,894	—
Accretion of asset retirement obligation	24,321	24,338	84,773	75,798
General and administrative expenses	1,893,149	3,912,768	10,936,545	6,557,891

Total cost and expenses	4,762,231	5,548,409	15,446,458	12,153,182

Loss from operations	(4,174,560)	(4,800,653)	(13,566,679)	(9,715,771)

Other income (expense):
Gain on extinguishment of debt	—	—	782,822	—
Gain on sale of assets	594,337	—	594,337	—
Interest expense, net	(254,190)	(1,121,437)	(2,034,747)	(3,177,762)
Other miscellaneous income (expense), net	26,006	(91,169)	143,133	19,546

Total other income (expense), net	366,153	(1,212,606)	(514,456)	(3,158,216)

Net loss before discontinued operations	(3,808,407)	(6,013,259)	(14,081,135)	(12,873,987)

Loss from discontinued operations	—	(1,492,392)	(1,562,416)	(10,743,984)
Gain on disposal of assets from discontinued operations	—	—	22,835,777	—

Net income (loss)	$(3,808,407)	$(7,505,651)	$7,192,226	$(23,617,971)

Net income (loss) per common share:
Basic	$(0.03)	$(0.09)	$0.06	$(0.30)

Diluted	$(0.03)	$(0.09)	$0.06	$(0.30)

Weighted average common shares outstanding:
Basic	127,601,428	81,725,117	110,742,641	78,840,206

Diluted	127,601,428	81,725,117	110,742,641	78,840,226

See accompanying notes to consolidated financial statements

Maxim TEP, Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)

	For the Nine Months Ended September 30, 2008
	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2007	—	$—	85,604,516	$856	$50,477,255	$(89,244,111)	$—	$(38,766,000)
Common stock issued for cash	—	—	2,220,798	22	1,665,577	—	—	1,665,599
Common stock issued for services, officers and employees	—	—	5,177,544	52	3,883,106	—	—	3,883,158
Common stock issued for services, non employees	—	—	5,010,000	50	3,757,450	—	—	3,757,500
Common stock issued upon the conversion of debt and accrued interest and other liability, related party	—	—	7,199,788	72	5,399,769	—	—	5,399,841
Common stock issued upon the conversion of debt and accrued interest	—	—	21,722,223	217	16,291,450	—	—	16,291,667
Common stock issued in connection with sale of net revenue interests	—	—	900,000	9	674,991	—	—	675,000
Purchase of common stock, 25,000 shares, at cost	—	—	—	—	—	—	(1)	(1)
Common stock offering costs	—	—	—	—	(219,004)	—	—	(219,004)
Common stock warrants issued as offering costs	—	—	—	—	54,005	—	—	54,005
Common stock warrants issued in connection with notes payable, related parties	—	—	—	—	15,778	—	—	15,778
Common stock warrants issued to extend notes payable terms	—	—	—	—	5,734	—	—	5,734
Common stock warrants issued to extend notes payable terms, related party	—	—	—	—	4,096	—	—	4,096
Common stock warrants issued in connection with sale of net revenue interests	—	—	—	—	60,459	—	—	60,459
Common stock options issued to officers and employees for services	—	—	—	—	1,073,484	—	—	1,073,484
Common stock options issued to directors for services	—	—	—	—	306,212	—	—	306,212
Common stock warrants issued to extend put option	—	—	—	—	10,076	—	—	10,076
Beneficiary conversion feature in connection with convertible note payable, related party	—	—	—	—	15,778	—	—	15,778
Reclass of common stock put options	—	—	—	—	433,330	—	—	433,330
Preferred stock issued associated with debt conversion, related party	2,272,727	23	—	—	1,249,977	—	—	1,250,000
Preferred stock issued associated with debt conversion	3,181,818	32	—	—	1,749,968	—	—	1,750,000
Net income	—	—	—	—	—	7,192,226	—	7,192,226

Balance at September 30, 2008	5,454,545	$55	127,834,869	$1,278	$86,909,491	$(82,051,885)	$(1)	$4,858,938

Maxim TEP, Inc

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from continuing operating activities:
Net loss for continuing operations	$(14,081,135)	$(12,873,987)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depletion, depreciation and amortization	1,465,951	1,207,032
Accretion of asset retirement obligation	84,773	75,798
Gain on extinguishment of debt	(782,822)	—
Gain on disposal of assets	(594,337)	—
Impairment of investment	—	1,065,712
Impairment of LHD patent technology	2,041,894	—
Amortization of debt discount	487,530	—
Amortization of deferred financing costs	71,359	1,267,050
Common stock issued for services, non employees	3,757,500	2,602,734
Common stock warrants granted to non employees	70,535	—
Stock based compensation, directors	306,212	471,900
Stock based compensation, officers and employees	4,956,642	192,240
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	(108,511)	36,615
Note Receivable	(306,000)	—
Other receivable	(33,826)	(101,721)
Inventories	—	284,873
Prepaid expenses and other current assets	(170,788)	(46,641)
Other assets	9,730	—
Accounts payable	(492,837)	1,838,028
Accrued payroll and related taxes and benefits	(47,613)	(296,025)
Interest payable and accrued liabilities	1,051,823	1,397,401
Interest expense accrued related to production payment	(385,765)	(75,171)
Deferred revenue	(57,500)	(7,500)

Net cash used in operating activities	(2,757,185)	(2,961,663)

Cash flows from investing activities:
Capital expenditures for oil and gas properties	(319,377)	(3,098,266)
Capital expenditures for property and equipment	(31,479)	—
Change in oil and gas properties accrual	(382,618)	—
Proceeds from sale of oil and natural gas equipment	—	50,000
Proceeds from disposition of oil and gas properties	1,025,000	2,250,000
Proceeds from sale of net revenue interests and sharing agreements	675,000	—
Proceeds from disposal of investments	—	500,000
Purchase of restricted cash	(250,000)	—
Investment in other assets	—	(167,293)

Net cash provided by (used in) investing activities	716,526	(465,559)

Cash flows from financing activities:
Payment on production payment payable	—	(14,482)
Proceeds - issuance of notes payable	100,000	—
Principal payments on notes payable	—	(779,597)
Proceeds - issuance of notes payable - related parties	300,000	532,333
Principal payments on notes payable - related parties	(2,331)	(220,665)
Proceeds - issuance of common stock	1,665,599	1,952,601
Purchase of treasury shares	—	240,000
Common stock offering costs	(82,500)	(118,010)

Net cash provided by financing activities	1,980,768	1,592,180

Maxim TEP, Inc.

Consolidated Statements of Cash Flows (Continued) (Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from discontinued operations:
Operating activities:
Net income (loss) from discontinued operations	21,273,361	(10,743,984)
Gain on disposal of discontinued operations	(22,835,777)	—
Cash flow from changes in operating assets and liabilities	1,562,416	10,080,949
Investing activities:
Proceeds from disposition of oil and gas properties	35,825,722	—
Capital expenditures for oil and gas properties	—	(500,000)
Financing activities:
Repayment of debt and accrued interest	(35,825,722)	—

Net cash provided by discontinued operations	—	(1,163,035)

Decrease in cash and cash equivalents	(59,891)	(2,998,077)

Cash and cash equivalents - beginning of year	166,412	2,965,893

Cash and cash equivalents - end of year	$106,521	$(32,184)

Supplementary cash flow information:
Cash paid for interest	$248,097	$1,422,143

Non-cash investing and financing activities:
Notes payable and accrued interest exchanged for oil and gas properties	$6,300,000	$—
Notes payable and accrued interest exchanged for common stock, related party	—	259,037
Other liabilities related to offering costs	82,500	—
Other liabilities related to purchase of treasury shares	67,500	—
Common stock exchanged for net revenue interest	675,000	—
Common stock issued upon conversion of debt and interest and other liability, related party	5,399,841	—
Common stock issued upon conversion of debt and interest	16,291,667	—
Preferred stock issued in exchange for notes payable and accrued interest	1,750,000	—
Preferred stock issued in exchange for notes payable and accrued interest, related party	1,250,000	—
Asset retirement obligation incurred	1,529	42,817
Common stock warrants granted in connection with note payable, related party	15,778	—
Common stock warrants granted in connection with sale of net revenue interest	60,459	—
Common stock warrants granted to extend notes payable terms	5,734	291,665
Common stock warrants issued in connection with notes payable conversion, related party	—	25,606
Common stock warrants granted to extend notes payable terms, related party	4,096	—
Common stock warrants granted to extend put agreement terms	10,076	—
Common stock warrants granted as offering costs	54,005	1,131,636
Beneficial conversion feature in connection with convertible debt, related parties	15,778	—
Common stock issued upon expiration of put options	433,330	—

See Accompanying notes to consolidated financial statements

Maxim TEP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 1 –	Financial Statement Presentation

Organization and nature of operations

Maxim TEP, Inc. was formed in 2004 as a Texas corporation to acquire, develop, produce and exploit oil and natural gas properties. The Company’s major oil and natural gas properties are located in Louisiana, Kentucky, Arkansas, and New Mexico. The Company’s executive offices are located in The Woodlands (Houston), Texas.

Going concern

The Company has done much to alleviate financial pressures from debt service by converting or repaying substantial portion of our outstanding debt and interest and by lowering our overall cash cost of operations through the significant reduction of personnel and other general cost cutting measures. In the nine months ended September 30, 2008, the Company has paid off and/or converted over $58.0 million in principal and interest owed related to indebtedness. Concurrently, in the same time period, the Company has undergone a major cost restructuring in an effort to streamline operations and transform the Company into an efficient operation. It has eliminated over 35 contracted and non contracted personnel at both the corporate and field levels with annualized saving of over $3.5 million. The cost reductions extended to consulting services and day to day operating costs which amounted to approximately $2.1 million in annual savings of the total estimate that will be saved. While the Company has no future borrowings or funding sources available under existing financing arrangements, management believes that the reduction in debt and its enhanced balance sheet in conjunction with the cost restructurings will allow the Company to raise additional financings as additional capital expenditures will be necessary to develop the Company’s oil and natural gas properties, which consist primarily of proved reserves that are non-producing, before significant positive operating cash flows will be achieved.

In addition, management continues to negotiate to settle certain trade payables with stock, deferral of certain scheduled payments, and from sales of certain non-core properties, as considered necessary. In addition, management is pursuing business partnering arrangements for the acquisition and development of its properties as well as debt and equity funding through private placements.

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

Maxim TEP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 2 –	Summary of Significant Accounting Policies (Continued)

Major Customers

The Company sold oil and natural gas production representing more than 10% of its oil and natural gas revenues as follows:

	Three Months Ended September 30, 2008
	2008	2007
Interconn Resources, Inc. (1)	90%	43%
Lion Oil Trading & Transportation, Inc. (1)	10%	11%
Plains Marketing, LP (1)	—%	—%
Orchard Petroleum, Inc. (2)	—%	41%

	Nine Months Ended September 30, 2008
	2008	2007
Interconn Resources, Inc. (1)	68%	42%
Lion Oil Trading & Transportation, Inc. (1)	16%	13%
Plains Marketing, LP (1)	—%	13%
Orchard Petroleum, Inc. (2)	15%	32%

(1)	The Company does not have a formal purchase agreement with this customer, but sells production on a month-to-month basis at spot prices adjusted for field differentials.
(2)	Orchard Petroleum, Inc. is the operator of the Company’s wells in California and sells production on the Company’s behalf to Kern Oil & Refining, Co. and Aera Energy, LLC.

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

Oil and natural gas properties

The Company accounts for its oil and natural gas properties using the successful efforts method of accounting. Under this method, all costs associated with property acquisitions, successful exploratory wells, all development wells, including dry hole development wells, and asset retirement obligation assets are capitalized. Additionally, interest is capitalized while wells are being drilled and the underlying property is in development. Costs of exploratory wells are capitalized pending determination of whether each well has resulted in the discovery of proved reserves. Oil and natural gas mineral leasehold costs are capitalized as incurred. Items charged to expense generally include geological and geophysical costs, costs of unsuccessful exploratory wells, and oil and natural gas production costs. Capitalized costs of proved properties including associated salvage are depleted on a well-by-well or field-by-field (common reservoir) basis using the units-of-production method based upon proved producing oil and natural gas reserves. The depletion rate is the current period production as a percentage of the total proved producing reserves. The depletion rate is applied to the net book value of property costs to calculate the depletion expense. Proved reserves materially impact depletion expense. If the proved reserves decline, then the depletion rate (the rate at which we record depletion expense) increases, reducing net income. Dispositions of oil and natural gas properties are accounted for as adjustments to capitalized costs with gain or loss recognized upon sale. A gain (loss) is recognized to the extent the sales price exceeds or is less than original cost or the carrying value, net of impairment. Oil and natural gas properties are also subject to impairment at the end of each reporting period. Unproved property costs are excluded from depletable costs until the related properties are developed. See impairment discussed in “Long-lived assets and intangible assets” below.

We depreciate other property and equipment using the straight-line method based on estimated useful lives ranging from five to 10 years.

Long-lived assets and intangible assets

The Company accounts for intangible assets in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Accounting for Goodwill and Other Intangible Assets.” Intangible assets that have defined lives are subject to amortization over the useful life of the assets. Intangible assets held having no contractual factors or other factors limiting the useful life of the asset are not subject to amortization but are reviewed at least annually for impairment or when indicators suggest that impairment may be needed. Intangible assets are subject to impairment review at least annually or when there is an indication that an asset has been impaired. During the three months ended September 30, 2008, the Company’s LDT technology was deemed to be impaired resulting in a charge to operations totaling approximately $2 million (see Note 6).

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets” (“SFAS No. 144”).” If the carrying amount of the asset, including any intangible assets associated with that asset, exceeds its estimated future undiscounted net cash flows, the Company will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value. The fair value used to calculate the impairment for a producing oil and natural gas field that produces from a common reservoir is first determined by comparing the undiscounted future net cash flows associated with total proved properties to the carrying value of the underlying evaluated property. If the cost of the underlying evaluated property is in excess of the undiscounted future net cash flows, the future net cash flows are used discounted at 10%, which the Company believes approximates fair value, to determine the amount of impairment.

Accordingly, the Company recorded $7,195,367 as impairment of proved oil and natural gas properties and related equipment on the South Belridge Field during the three months ended March 31, 2007 which is reflected within discontinued operations for the nine months ended September 30, 2007. There was no impairment of proved or unproved properties required at September 30, 2008.

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

The following table is a reconciliation of the ARO liability for continuing operations for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Asset retirement obligation at beginning of period	$1,219,360	$1,132,137	$1,506,305	$1,159,808
Liabilities incurred	—	14,355	1,529	29,471
Dispositions	(25,490)	—	(374,416)	(94,247)
Accretion expense	24,321	24,338	84,773	75,798

Asset retirement obligation at end of period	$1,218,191	$1,170,830	$1,218,191	$1,170,830

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

On January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance regarding uncertain tax positions relating to derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company will classify any interest and penalties associated with income taxes as interest expense. At September 30, 2008, the Company had no material uncertain tax positions and the tax years 2004 through 2007 remained open to review by federal and various state tax jurisdictions.

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

Under the 2005 Incentive Plan, the Company from time to time may issue stock options, warrants and restricted stock to acquire goods or services from third parties. Restricted stock, options or warrants issued to other than employees or directors are recorded on the basis of their fair value, which is measured as of the date required by Emerging Issues Task Force (“EITF”) Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” In accordance with EITF 96-18, the options or warrants are valued using the Black-Scholes model on the basis of the market price of the underlying equity instrument on the “valuation date,” which for options and warrants related to contracts that have substantial disincentives to non-performance, is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period.

During the quarter ended September 30, 2008, the Company granted options to purchase 2,000,000 shares of the Company’s common stock vesting immediately at an exercise price of $0.75 per share to the new Chief Executive Officer for services provided and options to purchase 200,000 of the Company’s common stock vesting immediately at an exercise price of $0.75 per share to two other employees (100,000 each). These options expire ten years from the date of grant. The estimated fair value of these stock options was determined on the grant date using the Black-Scholes option pricing model to be $765,600.

Earnings per share

Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilutive effects of common stock equivalents such as options, warrants and convertible securities. Due to the Company incurring a net loss from continuing operations during the three and nine months ended September 30, 2008 and 2007, basic and diluted loss per share are the same as all potentially dilutive common stock equivalents are anti-dilutive. Under SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” entities that have issued mandatorily redeemable shares of common stock or entered into forward contracts that require physical settlement by repurchase of a fixed number of the issuer’s equity shares of common stock in exchange for cash shall exclude the common shares that are to be redeemed or repurchased in calculating basic and diluted earnings per share. For the nine months ended September 30, 2008, the Company excluded 230,833 weighted average common shares equivalent outstanding for shares issued with put options that were recorded as a derivative liability within accrued liabilities, from its earnings per common share calculation.

Unimplemented accounting standards

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

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—amendments of ARB No. 51”, (“SFAS No. 160”). SFAS No. 160 states that accounting and reporting for minority interests will be recharacterized as non-controlling interests and classified as a component of equity. The statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective as of the beginning of an entity’s first fiscal year beginning after

Maxim TEP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

December 15, 2008. The Company currently has no subsidiary subject to this standard and does not expect a material impact from SFAS No. 160 on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, (“SFAS No. 161”). SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The provisions of SFAS No. 161 are effective for the fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of adopting SFAS No. 161 on its consolidated financial statement disclosures.

On May 9, 2008 the FASB issued FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”, (“APB 14-1”). APB 14-1 requires the issuer to separately account for the liability and equity components of convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The guidance will result in companies recognizing higher interest expense in the statement of operations due to amortization of the discount that results from separating the liability and equity components. APB 14-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting APB 14-1 on it consolidated financial statements.

Note 3 –	Debt

Notes payable consists of the following at September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
Notes payable	$500,000	$400,000
Notes payable, related party	—	3,597,001
Convertible notes payable	—	7,750,000
Convertible notes payable, discontinued operations	—	37,408,772
Convertible notes payable, related party	700,000	3,270,000

	1,200,000	52,425,773
Less unamortized debt discount	—	(455,976)

	1,200,000	51,969,797
Less current maturities:
Notes payable, net of discount	(500,000)	(43,808,772)
Notes payable, related party, net of discount	(700,000)	(5,161,025)

Notes payable, net of current maturities and discount	$—	$3,000,000

Notes payable

The Company has a note payable with an individual investor aggregating $400,000 at September 30, 2008. This note payable matured on September 30, 2007 bearing interest at fixed rates of 18%. Simple interest accrues from the note issue date and is due and payable either at maturity or quarterly or semi-annually until maturity. The Company is in default on this note payable at September 30, 2008 and is in the process of renegotiating its terms. While this note payable is in default it accrues interest at a rate of 28% and additional late fees may apply. This note payable is unsecured. During the second quarter, the Company borrowed an additional $100,000 from an individual. This note is a demand note payable at any time.

Maxim TEP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 3 –	Debt (Continued)

Convertible notes payable

Maxim TEP, PLC, South Belridge and Orchard Petroleum

During April 2008, the Company sold its South Belridge Field in a three party transaction that involved Mercuria Partners, a majority shareholder in Orchard Petroleum, and Maxim TEP, PLC as an all inclusive deal to eliminate all debt, joint interest rights and obligations amongst all three parties, for a cash consideration of $35,781,654 and the issuance of 21,700,000 shares of common stock of the Company issued to Maxim TEP, PLC. With this cash and stock consideration, the Company retired $37,408,772 in current notes payable and approximately $6,068,427 in interest payable. South Belridge Field had a carrying cost of $4,366,422 at the date of closing. At the closing of this transaction, the Company had no further interest, rights or obligations in the South Belridge Field and satisfied in full all debt, interests and other obligations owed to Maxim TEP, PLC and its parent, the Greater European Fund, as well as any interest, rights or obligations under the Joint Venture agreement with Orchard Petroleum. The financial results of the Company’s South Belridge operations are reported as discontinued operations for all periods presented.

Days Creek Field

During November 2006, the Company entered into three convertible notes payable totaling $2,000,000 each ($6,000,000 in total) bearing interest at a rate of 10% which matured on October 31, 2007, secured by the leases in the Days Creek Field. These notes payable were originally convertible into shares of the Company’s common stock at an exchange rate of $1.50 per share, or into approximately 4,000,000 shares of common stock. These notes are collateralized by the Company’s oil and natural gas properties in Days Creek. During 2007, the maturity dates on these notes were extended to mature on February 1, 2008, whereby the Company agreed to pay an additional $300,000 to the note holders as a fee for the extension. In February 2008, these notes were extended again to mature on April 30, 2008 for an additional extension fee of $300,000 and the exchange rate of $1.50 per share was amended to $0.75 per share, resulting in the $6,000,000 in convertible notes being convertible into 8,000,000 shares of common stock. In May of 2008, the Company exchanged a 75% working interest in its Days Creek field in consideration for the $6,000,000 convertible notes and related accrued interest of $300,000 owed to the three note holders (“each holding a $2,000,000 note”) effective May 1, 2008, keeping a net 10% working interest in the field. The Company and the note holders are currently negotiating the accounts payables due to vendors of the field that are currently owed by the Company and all interest and fees charged by the note holders to the Company.

Other convertible notes payable

During the nine months ended September 30, 2008, related party note holders converted notes payable of $420,000 and $8,841 of accrued interest into 571,788 share of the Company’s common stock at a conversion rate of $0.75 share. In case of early extinguishment, any unamortized debt discount or loan origination costs were recorded to interest expense.

During the nine months ended September 30, 2008, a related party holding a note payable totaling $1,200,000 with a 20% imputed interest rate, maturing in one year from the note date converted the note payable into common stock of the Company at a conversion rate of $0.75 per dollar of principal. The entire outstanding balance of $1,200,000 was converted into 1,600,000 shares of the Company’s common stock.

During the nine months ended September 30, 2008, the Company converted $3,000,000 of corporate notes to 5,454,545 shares of Series A Preferred Stock which were originally associated with the purchase in October, 2007 of various working interests in certain wills located in the South Belridge Field from several individuals.

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

Production Payment with BlueRock Energy Capital, LTD

Effective May 1, 2008, the Company finalized its negotiations with BlueRock Energy Capital, LTD (“BlueRock”) to restructure its monthly production payment facility on its Marion Field. The new agreement calls for a reduction of the interest rate from its current 18% to 8% and to give back to the Company up to $25,000 of its production payment per month so that the field would be cash flow positive. The Company’s obligations under these new terms would be to seek refinancing of the production payment payable or the outright purchase of the production payable by no later than the anniversary of the execution of the new agreement. Should the Company not meet this obligation, BlueRock has the option of taking back the field in full payment of the production payment payable or revert back to the previous terms under the existing agreement. Accordingly as of September 30, 2008, the production payment payable is recorded as a current liability.

Interest expense, net

Interest expense consists of the following for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Interest expense related to debt	$252,801	$799,999	$1,475,858	$1,910,712
Amortization of deferred financing costs	1,389	321,438	71,359	1,267,050
Amortization of debt discount	—	—	487,530	—

	$254,190	$1,121,437	$2,034,747	$3,177,762

Note 4 –	Discontinued Operations

During the second quarter of 2008, the Company sold its interest in the South Belridge field and the debt associated with it was extinguished (see Note 3). Accordingly, the consolidated financial statement amounts for the three and nine months ended September 30, 2008 and 2007 have been adjusted to give effect to the disposition as a discontinued operation. The operating results of the South Belridge field included within discontinued operations are presented as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2007	2008	2007
Operating revenues	$231,470	$420,136	$783,084
Operating costs and expenses	403,641	254,784	830,876
Other expenses, net	1,320,220	1,727,768	10,696,192

Loss from discontinued operations, net of taxes	(1,492,392)	(1,562,416)	(10,743,984)
Gain on disposal of discontinued operations, net of taxes	—	22,835,777	—

Net income (loss)	$(1,492,392)	$21,273,361	$(10,743,984)

Basic and diluted income per share from discontinued operations	$(0.02)	$(0.01)	$(0.14)
Basic and diluted income per share from gain on disposal of discontinued operations	—	0.21	—

Basic and diluted income (loss) per share	$(0.02)	$0.20	$(0.14)

Weighted average number of common shares outstanding
Basic	81,725,117	110,742,641	78,840,206
Diluted	81,725,117	110,742,641	78,840,206

Maxim TEP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 5 –	Stockholders’ Equity

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

As referred to in Note 3, during the second quarter of 2008, the Company issued 5,454,545 shares of series A Preferred Stock in exchange for $3,000,000 of corporate notes payable. At September 30, 2008, there were 5,454,545 shares of Series A Preferred Stock issued and outstanding.

Common stock

During the nine months ended September 30, 2008, the Company issued to a third party 21,722,223 shares of common stock with a fair value of $0.75 per share or $16,291,667 as a debt conversion.

During the three months ended September 30, 2008, total proceeds of $337,500 were generated through private offerings of common stock from the issuance of 450,000 shares at $0.75 per share.

During the nine months ended September 30, 2008, total proceeds of $1,655,599 were generated through private offerings of common stock from the issuance of 2,220,798 shares at $0.75 per share.

During the nine months ended September 30, 2008, the Company issued 5,010,000 shares of common stock with a fair value of $3,757,500 at $0.75 to third parties for services.

During the nine months ended September 30, 2008, the Company issued 5,177,544 shares of common stock with a fair value of $0.75 per share or, $3,883,158 to employees of the Company for services.

During the nine months ended September 30, 2008, related party note holders comprising $5,399,841 of principal and accrued interest and other liabilities elected to convert into 7,199,788 shares of the Company’s common stock, at an exchange rate of one share for each $0.75 of principal. On August 31, 2008, the put option feature on the remaining 216,666 shares of common stock with embedded put options at $2.00 per share expired and as a result the related liabilities of $433,300 were reclassed to permanent equity.

During the nine months ended September 30, 2008, the Company issued 900,000 shares of common stock in connection with the sale of net revenue interests.

Warrants

During the three months ended September 30, 2008, the Company granted 113,169 warrants to purchase the Company’s common stock with an exercise price of $0.75 per share in connection with the sale of the Company’s common stock. These warrants expire in three years from the date of grant. The estimated fair value of the warrants was determined using the Black-Scholes option pricing model and totaled $25,517.

During the nine months ended September 30, 2008, the Company granted 707,543 warrants to purchase the Company’s common stock with an exercise price of $0.75 per share in connection with the sale of the Company’s common stock. These warrants expire in three years from the date of grant. The estimated fair value of the warrants was determined using the Black-Scholes option pricing model and totaled $150,148.

Maxim TEP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 5 –	Stockholders’ Equity (Continued)

Stock options

During the nine months ended September 30, 2008, the Company granted options to purchase 3,674,156 shares of the Company’s common stock at an exercise price of $0.75 per share to employees and to non-employee Board of Directors for services provided. These options expire between five and ten years from the date of grant. All options granted to employees in 2008 vested immediately on the grant. The estimated fair value of these stock options was determined on the grant date using the Black-Scholes option pricing model and the Company recorded $1,379,696.

The weighted average fair value of options granted during the nine months ended September 30, 2008 and 2007 was $0.38 and $0.36, respectively. The fair value of common stock options granted is estimated at the date of grant using the Black-Scholes option pricing model by using the historical volatility of a comparable public company. The calculation also takes into account the common stock fair market value at the grant date, the exercise price, the expected life of the common stock option, the dividend yield and the risk-free interest rate. In addition, the Company estimates a forfeiture rate at the inception of the option grant based on historical data and adjusts this prospectively as new information regarding forfeitures becomes available. Following are the average assumptions used during the nine months ended September 30, 2008 and 2007:

	Nine Months Ended September 30,
	2008	2007
Risk free rate	2.46%-3.41%	4.23%-4.92%
Expected life	5-10 years	5-10 years
Volatility	45%	38%
Dividend yield	0%	0%

Note 6 –	Asset Sale

In July 2008, the Company sold three non strategic wellbores from its Delhi Field (Unit) to Denbury Offshore for $1,025,000. These well bores, wells 182-1, 182-2 and 196-2, went into the Holt Bryant shale which the Company has no strategic interest in pursuing as the Company’s shale play is the Mengel Sand within this field. The Company recorded a $594,337 gain on the sale of these assets.

Note 7 –	Intangible Assets

The Company performed an impairment analysis of its patented lateral drilling technology and determined a $2,041,894 impairment was required. The Company’s basis for such an impairment stemmed from the recent and unprecedented financial environment affecting the world and the Company and the ever increasing restrictions on credit, equity and funding opportunities in general. While there are prospects for possible capital funding (either debt or equity), much is left to the market and outside instability. As such, at this time, management cannot anticipate with a comfortable degree of certainty if the appropriate amount of funding will be achieved. It is expected that this delay in funding will further postpone the Company’s ability to dedicate financial as well as human resources to its technology division in the short term future.

Note 8 –	Federal Income Tax

No provision for federal income taxes has been recognized for the three months and nine months ended September 30, 2008 and 2007 as the Company has a net operating loss carry forward for income tax purposes available in each period. Additionally, it is uncertain if the Company will have taxable income in the future so a valuation allowance has been established for the full value of net tax assets. The primary deferred tax assets include a net operating loss carryforward and stock based compensation. The primary deferred tax liability is the basis difference in oil and gas property and property and equipment.

At September 30, 2008, the Company has net operating loss carryforwards of approximately $71 million for federal income tax purposes. These net operating loss carryforwards may be carried forward in varying amounts until 2024 and may be limited in their use due to significant changes in the Company’s ownership.

A reconciliation of the income tax provision computed at statutory tax rates to the income tax provision for the three and nine months ended September 30 is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Federal income tax expense (benefit) at statutory rate	(34)%	(34)%	34%	(34)%
Change in valuation allowance	34%	34%	(34)%	34%

Total income tax provision	—%	—%	—%	—%

Maxim TEP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 9 –	Commitments and Contingencies

Litigation

The Company is subject to litigation and claims that have arisen in the ordinary course of business. Management believes, individually or in aggregate, such litigation and claims will not have a material adverse impact on our financial position or our results of operations but these matters are subject to inherent uncertainties and management’s view may change in the future. If an unfavorable final outcome were to occur, there exists the possibility of a material impact on our financial position and the results of operations for the period in which the effect becomes reasonably estimable. We accrue for such items when a liability is both probable and the amount can be reasonably estimated.

The following describes legal action being pursued against the Company outside the ordinary course of business.

In the suit, Raymond Thomas, et al. vs. Ashley Investment Company, et al., in the 5th Judicial District Court for Richmond Parish, Louisiana, numerous present and former owners of property are seeking damages in an unspecified amount for alleged soil, groundwater and other contamination, allegedly resulting from oil and gas operations of multiple companies in the Delhi Field in Richmond Parish, Louisiana over a time period exceeding fifty years. Originally consisting of 14,000 acres upon discovery of the field in 1952, the Company acquired an interest in leases covering 1,400 acres in 2006. Although the suit was filed in 2005, and was pending when the Company acquired its interest in 2006, as part of the acquisition terms, the Company agreed to indemnify predecessors in title, including its grantor, against ultimate damages related to the prior operations. As part of the Company’s purchase terms, a Site Specific Trust Account was established with the State of Louisiana Department of Natural Resources intended to provide funds for remediation of the lands involved in its acquired interest. Principal defendants in the suit, in addition to the Company, include the Company’s indemnities including McGowan Working Partners, MWP North La, LLC., Murphy Exploration & Production Company, Ashley Investment Company, Eland Energy, Inc. and Delhi Package I, Ltd. Discovery activity in the suit has only recently begun, and it is too early to predict the ultimate outcome, although the Company believes that it has meritorious defenses with regard to the plaintiffs’ claims and, thus, with regard to the extent of its monetary exposure under its indemnity obligation. The Company intends to defend the suit vigorously. At September 30, 2008, the Raymond Thomas, et al v. Ashley Investment Company, et al litigation was still in the preliminary stages of discovery and the plaintiffs’ experts had not yet provided their reports which are necessary to add clarity to the nature and extent of the claims being made by the plaintiffs in the matter. As such, in accordance with SFAS No. 5 “Accounting for Contingencies”, management believes that a loss was neither probable nor estimable as of September 30, 2008.

Contingencies

During September 2007, the Company executed an agreement with a consulting services firm to provide investor relations services for a period of up to 24 months upon the Company going public on a publicly traded exchange. As consideration for their services, 4,599,692 shares of common stock are to be issued contingent on the Company becoming traded on a public listed exchange.

Note 10 –	Reporting by Business Segments

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

Maxim TEP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 9 –	Reporting by Business Segments (Continued)

			September 30,
			2008	2007
Total assets:

Oil and natural gas exploration and production
Drilling services			$12,660,284	$16,598,550
Lateral drilling services			22,097	22,097
Other			4,876,972	4,876,972
Total			2,107,892	7,591,705

			$19,667,245	$29,089,324

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Oil and natural gas	$570,221	$416,238	$1,777,637	$1,708,394
Drilling services	—	329,018	—	329,017
License fees, royalties and related services	17,450	2,500	102,142	400,000

Total	$587,671	$747,756	$1,879,779	$2,437,411

Operating loss:
Oil and natural gas exploration and production	$(382,417)	$(845,773)	$(409,667)	$(2,331,085)
Drilling services	(13,614)	(279,152)	(21,359)	(447,470)
Lateral drilling services	(2,236,022)	(209,078)	(2,620,036)	(404,735)

Total	$(2,632,053)	$(1,334,003)	$(3,051,062)	$(3,183,290)

Corporate expenses (1)	(1,542,506)	(3,466,650)	(10,515,617)	(6,532,481)
Interest expense, net	(254,190)	(1,121,437)	(2,034,747)	(3,177,762)
Other miscellaneous income (expense), net	620,342	(91,169)	1,520,292	19,546

Net loss	$(3,808,407)	$(6,013,259)	$(14,081,135)	$(12,873,987)

Depletion, depreciation and amortization:
Oil and natural gas exploration and production	$264,961	$139,025	$787,966	$529,047
Drilling services	1,822	1,822	5,465	5,465
Lateral drilling services	211,578	211,578	634,735	634,735
Other	12,595	12,595	37,785	37,785

Total	$490,956	$365,020	$1,465,951	$1,207,032

Capital expenditures
Oil and natural gas exploration and production	$66,268	$747,036	$732,225	$3,080,688
Drilling services	—	—	—	—
Lateral drilling services	—	—	—	—
Other	—	—	1,251	17,578

Total	$66,268	$747,036	$733,476	$3,098,266

(1)

Includes non-cash charges for the fair value of stock options granted to employees and non-employee directors for services of $765,600 and $1,379,696 for the three and nine months ended September 30, 2008, and $664,140 for the three and nine months ended September 30, 2007.

Note 11 –	Subsequent Events

In October 2008, the CEO loaned the Company $50,000 with an 8% interest rate which is payable upon demand.

In October 2008, the Company executed three notes payable totaling $300,000 with non-related parties bearing interest at 15% and maturing on September 30, 2009. Additionally, the Company granted warrants to acquire 300,000 shares of the Company’s common stock with an exercise price of $0.75 per share.

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

Going Concern

The Company has done much to alleviate financial pressures from debt service by converting or repaying substantial portion of our outstanding debt and interest and by lowering our overall cash cost of operations through the significant reduction of personnel and other general cost cutting measures. In the nine months ended September 30, 2008, the Company has paid off and/or converted over $58.0 million in principal and interest owed related to indebtedness. Concurrently, in the same time period, the Company has undergone a major cost restructuring in an effort to streamline operations and transform the Company into an efficient operation. It has eliminated over 35 contracted and non contracted personnel at both the corporate and field levels with annualized saving of over $3.5 million. The cost reductions extended to consulting services and day to day operating costs which amounted to approximately $2.1 million in annual savings of the total estimate that will be saved. While the Company has no future borrowings or funding sources available under existing financing arrangements, management believes that the reduction in debt and its enhanced balance sheet in conjunction with the cost restructurings will allow the Company to raise additional financings as additional capital expenditures will be necessary to develop the Company’s oil and natural gas properties, which consist primarily of proved reserves that are non-producing, before significant positive operating cash flows will be achieved. The Company’s debt outstanding for each of the respective periods is as follows:

In addition, management continues to negotiate to settle certain trade payables with stock, deferral of certain scheduled payments, and from sales of certain non-core properties, as considered necessary. In addition, management is pursuing business partnering arrangements for the acquisition and development of its properties as well as debt and equity funding through private placements.

	September 30, 2008	December 31, 2007
Notes Payable:
Current maturities of notes payable, net of discount	$500,000	$6,400,000
Current maturities of notes payable, discontinued operations	—	37,408,772
Current maturities of notes payable, related parties, net of discount	700,000	5,161,025
Production payment payable	6,492,180	—

Total current liabilities	7,692,180	48,969,797

Notes payable, net of current maturities and discount	—	1,750,000
Notes payable, related parties, net of current maturities and discount	—	1,250,000

Total notes	7,692,180	51,969,797
Production payment payable	—	6,877,945

Total notes and production payment payable	$7,692,180	$58,847,742

In addition, Management’s continues to settle certain trade payables with stock, obtain deferrals of certain scheduled payments, and generate proceeds from the sale of certain non-core properties, as considered necessary, to meet its obligations as they come due. In addition, management is pursuing business partnering arrangements for the acquisition and development of its properties as well as debt and equity funding through private placements.

Results of Operations

Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007

Oil and Natural Gas Revenues: Oil and natural gas revenues for the three months ended September 30, 2008 and 2007 were $570,221 and $416,238, respectively. The increase was attributable an increase in revenue of $208,477 in the Marion Field to $508,697 in third quarter 2008 compared to the same time period in 2007 of which approximately $200,000 was due to natural gas price increases. This increase was also attributed to an increase in 2008 revenues of $50,165 from wells drilled and put in production in the Stephens Field that did not produce in the prior year comparable period and an increase in revenue of $13,651 in the Belton Field to $22,447 in third quarter 2008 compared to the same time period in 2007 of $8,796. Offsetting the increase was a decrease of $79,842 attributable to the transfer of our 75% working interest in Days Creek in May of 2008 for the forgiveness of debt. Contributing to the decrease was the shutting in of the remaining wells in the Delhi Field during the 2008 period while we develop a new water flood program for the field. The Delhi Field had revenues for the three months ended September 30, 2008 and 2007 periods of nil and $24,760, respectively. We expect to bring on production in the Delhi field in the fourth quarter of 2008.

Drilling Revenue: Drilling revenue during the three months ended September 30, 2008 was nil and the Company does not expect revenue in the future as it elected to no longer provide drilling services. Drilling revenues for the three months ending September 30, 2007 was $329,018. The Company’s Tiger Bend Drilling, LLC subsidiary drilled two wells in the Stephens field, of which the Company holds a 24% working interest. The $329,018 in drilling revenues in 2007 corresponds to the billings to the other working interest partners for drilling services. The drilling company sold its drilling rigs in 2006 and now only leases a rig and sub-contracts a crew for short periods of time when drilling wells for its own account and will no longer provide any drilling services to third parties.

License Fees, Royalties & Related Service Revenue: License fees, royalties and related services for the three months ended September 30, 2008 and 2007 were $17,450 and $2,500, respectively. Although there was a slight increase in the third quarter in 2008 compared to the same period in 2007, the Company believes that licensing revenues will decrease in the near future until such time that resources can be dedicated to this division.

Production and Lease Operating Expenses: Production and lease operating expenses for the three months ended September 30, 2008 and 2007 were $227,511 and $533,493 respectively, a decrease of 57%. This decrease was attributed to the third quarter 2007 including several well workovers totaling $76,313 in the Days Creek Field compared to $4,845 in the same period in 2008 and lease operating expenses of $121,358 in the Delhi Field compared to $45,018 in the same period in 2008. Field labor costs also decreased by $34,242 in the Marion field and $15,659 in the Delhi Field due to staff reductions during 2008 compared to the same period in 2007.

Drilling Operating Expenses: Drilling operating expenses for the three months ended September 30, 2008 and 2007 were $887 and $595,082, respectively. During the 2007 period the Company’s drilling subsidiary Tiger Bend Drilling, LLC began incurring preparation costs which were expensed as it prepared to begin drilling wells for the Company in Arkansas in the second and third quarters of 2007. During the 2008 period the Company’s drilling subsidiary incurred minimal operating costs as it wrapped up from completing the drilling of nine wells for the Company in Arkansas during 2007. The drilling Company sold its drilling rigs in 2006 and now only leases a rig and sub-contracts a crew for short periods of time when drilling wells for its own account and will no longer provide any drilling services to third parties.

Impairment of LHD Patented Technology: The Company performed an impairment analysis of its patented lateral drilling technology and determined a $2,041,894 impairment was required. The Company’s basis for such an impairment stemmed from the recent and unprecedented financial environment affecting the world and the Company and the ever increasing restrictions on credit, equity and funding opportunities in general. While there are prospects for possible capital funding (either debt or equity), much is left to the market and outside instability. As such, at this time, management cannot anticipate with a comfortable degree of certainty if the appropriate amount of funding will be achieved. This will further postpone the Company’s ability to dedicate financial as well as human resources to its technology division in the foreseeable future and, at this time, cannot with accuracy determine when this scenario will turn around. As such, the Company determined impairment was necessary.

Depletion, Depreciation and Amortization: Depletion, depreciation, and amortization for the three months ended September 30, 2008 and 2007 was $490,956 and $365,020, respectively.

General and Administrative Expenses (“G&A”): Non equity based general and administrative or “overhead” deceased by over 12% to $1,126,198 during the three months ending September 30, 2008 compared to $1,275,599 the same period in 2007, as a result of a proactive cost reduction and restructuring program started in the first quarter of 2008 and completed in August of 2008. In these periods, total salaries decreased by 77% to $207,302 in the third quarter of 2008 from $883,177 in the same quarter in 2007. There were also significant cost reductions in finance costs, professional fees, G&A support costs and travel and entertainment. This decrease was offset by $336,000 in legal fees related to the defense of the Thomas, Raymond et al Ashley Investment class action lawsuit and over $200,000 in accounting and auditing fees related to the ongoing Form 10 registration filing. Total cash and equity based general and administrative expenses for the three months ended September 30, 2008 and 2007 were $1,893,149 and $3,912,768, respectively. This net decrease was primarily the result of 2,500,000 shares of common stock valued at $0.75 per share, or $1,875,000, being issued in the third quarter of 2007 to the former CEO as well as 1,200,000 options to the Directors valued at $471,900 and 650,000 of stock options valued at $191,991 to employees compared to 2,200,000 of stock options valued at $765,600 to the current CEO and two other employees in the third quarter of 2008.

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Difference	% Change
Non Equity Based Compensation	$207,301	$883,177	$(675,876)	(77)%
Building and Equipment Costs	40,504	39,400	1,104	3%
Commissions	187,500	—	187,500	100%
Professional Fees	595,319	135,144	460,175	341%
Consulting Services	64,464	93,598	(29,134)	(31)%
General and Administrative Support Costs	24,444	2,832	21,612	763%
Travel and Entertainment	6,666	69,570	(62,904)	(90)%
Insurance	—	51,878	(51,878)	(100)%

Total Non Equity Based G&A	$1,126,198	$1,275,599	$(149,401)	(12)%

Gain on Sale of Assets: In July 2008, the Company sold three non strategic wellbores from its Delhi Field (Unit) to Denbury Offshore for $1,025,000. These well bores, wells 182-1, 182-2 and 196-2 went into the Holt Bryant shale which the Company has no strategic interest in as its shale play in this field is the Mengel Sand. The Company recorded a $594,337 net gain on the sales of these assets.

Interest Expense, net: Interest expense, net for the three months ended September 30, 2008 and 2007 was $254,190 and $1,121,437, respectively. Interest expense related to debt decreased significantly as a result of the conversion of approximately $4.0 million of notes payable and accrued interest into common and preferred stock. The Company also relieved $6.3 million in convertible debt and accrued interest by delivering a 75% working interest in the Days Creek field during May of 2008 to the note holders. In addition, the Company renegotiated its production payment payable with BlueRock in May of 2008 to reduce the interest rate from 18% to 8%, saving the Company approximately $135,000 in interest per quarter.

Net Gain/Loss The Company incurred net loss for the three months ended September 30, 2008 of $3,808,407 and a net loss of $7,505,651 for the same period in 2007, specifically due to reasons discussed above.

Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007

Oil and Natural Gas Revenues: Oil and natural gas revenues for the nine months ended September 30, 2008 and 2007 were $1,777,637 and $1,708,394, respectively. A decrease of $327,365 was attributed to the disposition of the Holt Bryant formation in the Delhi Field in May 2007 and the shutting in of the remaining wells in the Delhi Field during the 2008 period while we develop a new water flood program for the field. The Delhi Field had revenues for the 2008 and 2007 periods of nil and $327,365, respectively. We expect to bring production back on line in the Delhi field during the fourth quarter of 2008. The decrease was offset by an increase in revenue of $370,315 in the Marion Field to $1,416,089 for the nine months ended September 30, 2008 compared to the same time period in 2007 of $1,045,774 due to natural gas price increases and increased production. Revenue during 2008 was further increased by $145,496 from wells drilled and put in production in the Stephens Field during 2008 as well as $44,652 from wells put into production in the Belton Field in 2008.

Drilling Revenue: Drilling revenue during the nine months ended September 30, 2008 was nil and the Company does not expect revenue in the future as it elected to no longer provide drilling services to outside third parties. Drilling revenues for the nine months ending September 30, 2007 was $329,018. The Company’s Tiger Bend Drilling, LLC subsidiary drilled two wells in the Stephens field, of which the Company holds a 24% working interest. The $329,018 in drilling revenues corresponds to the billings to the other working interest partners for drilling services. The drilling Company sold its drilling rigs and now only leases a rig and sub-contracts a crew for short periods of time when drilling wells for its own account and will no longer provide any drilling services to third parties.

License Fees, Royalties & Related Service Revenue: License fees, royalties and related services for the nine months ended September 30, 2008 and 2007 were $102,142 and $400,000, respectively. This decrease was due to the sale of lateral drilling technology equipment for $228,000 in the 2007 period and no corresponding sales in the 2008 period. The remaining fees were associated with the granting of sectional and regional licensing of the Company’s proprietary lateral drilling technology. The Company believes that licensing revenues will decrease in the near future until such time that resources can be dedicated to this division.

Production and Lease Operating Expenses: Production and lease operating expenses for the nine months ended September 30, 2008 and 2007 were $743,377 and $1,785,412, respectively, a decrease of 58%. This decrease was attributed to the first quarter 2007 including several initial well workovers of $713,330 and the repair and maintenance of the existing infrastructure of $273,125 on acquisitions of the Days Creek, Delhi and Marion Fields. Operations labor costs also decreased by $167,169 in the Marion, Days Creek and Delhi Fields due to staff reductions in those fields.

Drilling Operating Expenses: Drilling operating expenses for the nine months ended September 30, 2008 and 2007 were $4,628 and $764,748, respectively. During the 2007 period the Company’s drilling subsidiary Tiger Bend Drilling, LLC began incurring preparation costs which were expensed as it prepared to begin drilling wells for the Company in Arkansas in second and third quarters of 2007. During the 2008 period the Company’s drilling subsidiary incurred minimal operating costs as it wrapped up from completing the drilling of nine wells for the Company in Arkansas during 2007. The drilling Company sold its drilling rigs in 2006 and now only leases a rig and sub-contracts a crew for short periods of time when drilling wells for its own account and will not provide any drilling services to third parties.

Costs Attributable to License Fees and Related Service: License fees and related service costs for the three months ended September 30, 2008 and 2007 were $45,550 and $170,000, respectively. The decrease is due to a decrease in the cost basis of the lateral drilling technology equipment sold with no equipment sold in the 2008 period and is consistent with the decrease in related revenues. The Company decided in 2008 to decrease this line of service, thus decreasing marketing and operational related expenses.

Exploration Costs: Exploration costs for the nine months ended September 30, 2008 and 2007 were nil and $458,650, respectively. This decrease was due to management’s election to curtail exploration activities efforts and focus its efforts on recompletion and workover wells. The Company plans to “farm out” all exploratory efforts to third party prospective partners.

Depletion, Depreciation and Amortization: Depletion, depreciation, and amortization for the nine months ended September 30, 2008 and 2007 was $1,465,951 and $1,207,032, respectively.

Impairment of LHD Patented Technology: The Company performed an impairment analysis of its patented lateral drilling technology and determined a $2,041,894 impairment was required. The Company’s basis for such an impairment stemmed from the recent and unprecedented financial environment affecting the world and the Company and the ever increasing restrictions on credit, equity and funding opportunities in general. While there are prospects for possible capital funding (either debt or equity), much is left to the market and outside instability. As such, at this time, management cannot anticipate with a comfortable degree of certainty if the appropriate amount of funding will be achieved. This will further postpone the Company’s ability to dedicate financial as well as human resources to its technology division in the foreseeable future and, at this time, cannot with accuracy determine when this scenario will turn around. As such, the Company determined impairment was necessary.

General and Administrative Expense: Non equity based General and Administrative or “overhead” deceased by over 32% to $2,800,889 for the nine months ended September 30, 2008 from $4,150,801 in the same quarter 2007, a decrease of $1,349,913, as a result of a proactive cost reduction and restructuring program started in the first quarter of 2008 and completed in August of 2008. In these periods, total salaries decreased by 57% to $1,036,567 for the nine months ended September 30, 2008 from $2,433,770 in the same comparable period in 2007, saving the Company approximately $1,400,000. There were also significant cost reductions in finance costs, professional fees, general and administrative support costs and travel and entertainment. This decrease was offset by $336,000 in legal fees related to the defense of the Thomas, Raymond et al Ashley Investment class action lawsuit and over $500,000 in accounting and auditing fees related to the ongoing Form 10 registration. Total cash and non cash based general and administrative expenses for the nine months ended September 30, 2008 and 2007 were $10,936,545 and $6,557,891, respectively. The majority of the net increase was the result of non cash stock based compensation of 4,448,312 shares of common stock valued at $0.75 per share, or $3,336,234, being issued in the second quarter of 2008 to the current CEO and former CEO, $3,375,000 from the issuance of 4,500,000 shares to consultants for professional services rendered and 2,200,000 cashless stock options with a strike price of $0.75 per share valued at $765,600 to the current CEO and two other employees.

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007	Difference	% Change
Non Equity Based Compensation	$1,036,567	$2,433,770	$(1,397,203)	(57)%
Building and Equipment Costs	131,698	149,241	(17,544)	(12)%
Commissions	257,958	287,500	(29,542)	(10)%
Cash Finance Costs	10,000	287,500	(277,500)	(97)%
Professional Fees	1,027,345	469,410	557,935	119%
Transfer Expenses	6,627	—	6,627	100%
Consulting Services	334,957	208,878	126,079	60%
General and Administrative Support Costs	80,664	106,816	(26,152)	(24)%
Travel and Entertainment	(104,783)	177,151	(281,934)	(159)%
Insurance	19,855	30,535	(10,680)	(35)%

Total Non Equity Based G&A	$2,800,889	$4,150,801	$1,349,913	33%

Gain on Extinguishment of Debt: The Company had a gain of $782,822 during the nine months ended September 30, 2008. The gain was attributable to the retirement of $6.3 million dollars in debt and accrued interest secured by a 75% working interest in the Days Creek field that was exchanged for relief of the debt.

Gain on Sale of Assets: In July 2008, the Company sold three non strategic wellbores from its Delhi Field (Unit) to Denbury Offshore for $1,025,000. These well bores, wells 182-1, 182-2 and 196-2 went into the Holt Bryant shale which the Company has no strategic interest in as its shale play in this field is the Mengel Sand. The Company recorded a $594,337 net gain on the sales of these assets.

Interest Expense, net: Interest expense, net for the nine months ended September 30, 2008 and 2007 was $2,034,747 and $3,177,762, respectively. Interest expense related to debt decreased significantly as a result of the conversion of $4.0 million of notes payable and accrued interest into common and preferred stock. The Company also relieved $6.3 million in convertible debt and accrued interest by delivering a 75% working interest in the Days Creek field during May of 2008 to the noteholders. In addition, the Company renegotiated its production payment payable with BlueRock in May of 2008 to reduce the interest rate from 18% to 8%, saving the Company approximately $135,000 in interest per quarter.

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

Income Taxes: There is no provision for income tax recorded for either the 2008 or 2007 periods due to operating losses in both periods. The Company has available Federal income tax net operating loss (“NOL”) carry forwards of approximately $71 million at September 30, 2008. The Company’s NOL generally begins to expire in 2024. The Company recognizes the tax benefit of NOL carry forwards as assets to the extent that Management believes that the realization of the NOL carry forward is more likely than not. The realization of future tax benefits is dependent on the Company’s ability to generate taxable income within the carry forward period. This valuation allowance is provided for all deferred tax assets.

Net Gain/Loss: The Company had net income for the nine months ended September 30, 2008 of $7,192,226 and a net loss of $(23,617,971) for the same period in 2007 specifically due to reasons discussed above.

Liquidity and Capital Resources

The global financial and credit crisis may have impacts on our liquidity and financial condition that we currently cannot predict.

The continued credit crisis and related turmoil in the global financial system may have a material impact on our liquidity and our financial condition, and we may ultimately face major challenges if conditions in the financial markets do not improve. Our ability to access the capital markets or borrow money may be restricted at a time when we would like, or need, to raise capital, which could have an adverse impact on our flexibility to react to changing economic and business conditions and on our ability to fund our operations and capital expenditures in the future. Additionally, the current economic situation could lead to reduced demand for natural gas and oil, or further reductions in the prices of natural gas and oil, or both, which could have a negative impact on our financial position, results of operations and cash flows. While the ultimate outcome and impact of the current financial crisis cannot be predicted, it may have a material adverse effect on our future liquidity, results of operations and financial condition.

At September 30, 2008, the Company had a working capital deficit of $12,056,565 compared to a working capital deficit of $59,195,129 at December 31, 2007. Current liabilities decreased to $7,030,436 at September 30, 2008 from $61,522,061 at December 31, 2007. The Company significantly reduced its current liabilities including debt by $54,491,625 through debt repayment, restructuring and conversions. The Company also paid down over $972,535 in accounts payables.

Net cash used in operating activities totaled $2,757,185 and $2,961,663 for the nine months ended September 30, 2008 and 2007, respectively. Net cash used in operating activities for the 2008 period consists primarily of the net loss from continuing operations of $14,081,135. This was primarily offset by non-cash expenses due to common stock issued to employees and non employees valued at $7,640,658, options and warrants granted valued at $1,450,231, an impairment of the LHD patent technology of $2,041,894, amortization of debt discount of $487,530 and depletion, depreciation and amortization of $1,465,951. The reduction in cash used in operating activities in the 2008 period as compared to the 2007 period was primarily due to the cost reductions and restructurings, the reduction in salaries and wages, and from the reduction in administrative costs and travel and entertainment, and finance costs and the increase in common stock used to pay for services instead of cash.

Net cash provided by investing activities totaled $716,526 for the nine months ended September 30, 2008, compared to cash used of $465,559 for the nine months ended September 30, 2007. Net cash provided by investing activities for the 2008 period consists primarily of proceeds from the sale of wellbores in the Delhi Field of $1,025,000 and $675,000 from the sale of net revenue interests in certain fields. These 2008 cash inflows were offset by capital expenditures for oil and natural gas properties of $319,377, and a change in oil and natural gas property accrual and prepayments in addition to those capital expenditures of $382,618.

Net cash provided by financing activities totaled $1,980,768 for the nine months ended September 30, 2008, compared to $1,592,180 for the nine months ended September 30, 2007. Net cash provided by financing activities for the 2008 period consists of proceeds from the sale of common stock of $1,665,599 and proceeds from new borrowings of $400,000, offset by payments of offering costs of $82,500 and payments on notes payable of $2,331.

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

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”, (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements to recognize the assets acquired and liabilities assumed in an acquisition transaction and determines what information to disclose to investors regarding the business combination. SFAS No. 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual period beginning after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statement—amendments of ARB No. 51”, (“SFAS No. 160”). SFAS No. 160 states that accounting and reporting for minority interests will be recharacterized as non-controlling interests and classified as a component of equity. The statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. The Company currently has no subsidiary subject to this standard and does not expect a material impact from SFAS No. 160 on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, (“SFAS No. 161”). SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The provisions of SFAS No. 161 are effective for the fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of adopting SFAS No. 161 on its consolidated financial statement disclosures.

On May 9, 2008 the FASB issued FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”, (“APB 14-1”). APB 14-1 requires the issuer to separately account for the liability and equity components of convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The guidance will result in companies recognizing higher interest expense in the statement of operations due to amortization of the discount that results from separating the liability and equity components. APB 14-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting APB 14-1 on it consolidated financial statements.

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

Oil and Natural Gas Properties

The Company accounts for its oil and natural gas properties using the successful efforts method of accounting. Under this method, all costs associated with property acquisitions, successful exploratory wells, all development wells, including dry hole development wells, and asset retirement obligation assets are capitalized. Additionally, interest is capitalized while wells are being drilled and the underlying property is in development. Costs of exploratory wells are capitalized pending determination of whether each well has resulted in the discovery of proved reserves. Oil and natural gas mineral leasehold costs are capitalized as incurred. Items charged to expense generally include geological and geophysical costs, costs of unsuccessful exploratory wells, and oil and natural gas production costs. Capitalized costs of proved properties including associated salvage are depleted on a well-by-well or field-by-field (common reservoir) basis using the units-of-production method based upon proved producing oil and natural gas reserves. The depletion rate is the current period production as a percentage of the total proved producing reserves. The depletion rate is applied to the net book value of property costs to calculate the depletion expense. Proved reserves materially impact depletion expense. If the proved reserves decline, then the depletion rate (the rate at which we record depletion expense) increases, reducing net income. Dispositions of oil and natural gas properties are accounted for as adjustments to capitalized costs with gain or loss recognized upon sale. A gain (loss) is recognized to the extent the sales price exceeds or is less than original cost or the carrying value, net of impairment. Oil and natural gas properties are also subject to impairment at the end of each reporting period. Unproved property costs are excluded from depletable costs until the related properties are developed.

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets” (“SFAS No. 144).” If the carrying amount of the asset, including any intangible assets associated with that asset, exceeds its estimated future undiscounted net cash flows, the Company will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value. The fair value used to calculate the impairment for a producing oil and natural gas field that produces from a common reservoir is first determined by comparing the undiscounted future net cash flows associated with total proved properties to the carrying value of the underlying evaluated property. If the cost of the underlying evaluated property is in excess of the undiscounted future net cash flows, the future net cash flows are used discounted at 10%, which the Company believes approximates fair value, to determine the amount of impairment.

Volatility of Oil and Natural Gas Prices

Our revenues, future rate of growth, results of operations, financial condition and ability to borrow funds or obtain additional capital, as well as the carrying value of our properties, are substantially dependent upon prevailing prices of oil and natural gas.

Item 3.    Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Chief Executive Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of September 30, 2008, our disclosure controls and procedures were not effective.

Management’s assessment of the effectiveness of the registrant’s internal control over financial reporting is as of the quarter ended September 30, 2008. Based on that evaluation, our management concluded that our control over financial reporting and related disclosure controls and procedures were not effective because our accounting processes lack appropriate segregation of responsibilities and accounting technical expertise necessary for an effective system of internal control. We believe that our lack of technical expertise constitutes a material weakness in our internal control. Notwithstanding this material weakness, management has taken the appropriate actions to immediately remedy this. The Company has taken the necessary steps to outsource the accounting function to a reputable third party accounting and financial consulting company that has the staff, technology, and resources to accommodate our needs as a reporting company. The Company has also implemented necessary internal controls to monitor and review all work performed by contracted accounting personnel in the preparation of financial statements. Internally, the company has also segregated duties to efficiently and effectively implement internal controls. Notwithstanding this material weakness, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our consolidated financial position and results of operations as of and for the quarter ended September 30, 2008. Furthermore, management believes that this material weakness will be remedied in the near term.

Change in Internal Control over Financial Reporting

There were changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal quarter covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting. The Company has taking the necessary steps to outsource the accounting function to a reputable third party accounting and financial consulting Company that has the staff, technology, and resources to support our needs as a reporting Company with management’s supervision and control. The Company has also implemented necessary internal controls to monitor and review all work performed by contracted accounting personnel in the preparation of financial statements, footnotes and financial data needed to produce its necessary SEC filings on a timely basis.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

The Company is subject to litigation and claims that have arisen in the ordinary course of business. Management believes, individually or in aggregate, such litigation and claims will not have a material adverse impact on our financial position or our results of operations but these matters are subject to inherent uncertainties and management’s view may change in the future. If an unfavorable final outcome were to occur, there exists the possibility of a material impact on our financial position and the results of operations for the period in which the effect becomes reasonably estimable. We accrue for such items when a liability is both probable and the amount can be reasonably estimated.

The following describes legal action being pursued against the Company outside the ordinary course of business.

In the suit, Raymond Thomas, et al. vs. Ashley Investment Company, et al., in the 5th Judicial District Court for Richmond Parish, Louisiana, numerous present and former owners of property are seeking damages in an unspecified amount for alleged soil, groundwater and other contamination, allegedly resulting from oil and gas operations of multiple companies in the Delhi Field in Richmond Parish, Louisiana over a time period exceeding fifty years. Originally consisting of 14,000 acres upon discovery of the field in 1952, the Company acquired an interest in leases covering 1,400 acres in 2006. Although the suit was filed in 2005, and was pending when the Company acquired its interest in 2006, as part of the acquisition terms, the Company agreed to indemnify predecessors in title, including its grantor, against ultimate damages related to the prior operations. As part of the Company’s purchase terms, a Site Specific Trust Account was established with the State of Louisiana Department of Natural Resources intended to provide funds for remediation of the lands involved in its acquired interest. Principal defendants in the suit, in addition to the Company, include the Company’s indemnities including McGowan Working Partners, MWP North La, LLC., Murphy Exploration & Production Company, Ashley Investment Company, Eland Energy, Inc. and Delhi Package I, Ltd. Discovery activity in the suit has only recently begun, and it is too early to predict the ultimate outcome, although the Company believes that it has meritorious defenses with regard to the plaintiffs’ claims and, thus, with regard to the extent of its monetary exposure under its indemnity obligation. The Company intends to defend the suit vigorously. At September 30, 2008, the Raymond Thomas, et al v. Ashley Investment Company, et al litigation was still in the preliminary stages of discovery and the plaintiffs’ experts had not yet provided their reports which are necessary to add clarity to the nature and extent of the claims being made by the plaintiffs in the matter. As such, we believe that a loss was neither probable nor estimable as of August 15, 2008.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Common stock

During the three months ended September 30, 2008, total proceeds of $337,500 were generated through private offerings of common stock from the issuance of 450,000 shares at $0.75 per share.

During the three months ended September 30, 2008, the Company issued 250,000 shares of common stock with fair value of $187,500 at $0.75 to third parties for services.

Warrants

During the three months ended September 30, 2008, the Company granted 113,169 warrants to purchase the Company’s common stock with an exercise price of $0.75 per share were granted in connection the sale of the Company’s common stock. These warrants expire in three years from the date of grant. The estimated fair value of the warrants was determined using the Black-Scholes option pricing model and totaled $25.517.

Stock options

During the three months ended September 30, 2008, the Company granted options to purchase 2,200,000 shares of the Company’s common stock at an exercise price of $0.75 per share to three employee for services provided. These options expire between five and ten years from the date of grant. All options granted to employees in 2008 vested immediately on the grant. The estimated fair value of these stock options was determined on the grant date using the Black-Scholes option pricing model and the Company recorded $765,600.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibit 31.1-	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2-	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1-	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2-	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAXIM TEP, INC.
(Registrant)

Date: November 12, 2008	By:	/s/ Robert D. Johnson
Robert D. Johnson
Chief Executive Officer