Form 10-Q/A
period 2008-06-30
MAXIM TEP, INC
filed 2008-12-10
CIK 1422220

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☑

The number of shares of the registrant’s common stock outstanding as of June 30, 2008: 127,121,536 shares.

MAXIM TEP, INC.

Form 10-Q

For the Quarterly Period Ended June 30, 2008

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Maxim TEP, Inc.

Consolidated Balance Sheets

	June 30, 2008	December 31, 2007
	Unaudited
Assets
Current assets:
Cash and cash equivalents	$158,661	$166,412
Accounts receivable	416,567	231,617
Other receivable	326,477	364,000
Note Receivable	306,000	—
Inventories	88,868	88,868
Prepaid expenses and other current assets	60,776	107,721
Deferred financing costs, net	—	51,800
Current assets of discontinued operations	—	1,316,514

Total current assets	1,357,349	2,326,932

Oil and natural gas properties (successful efforts method of accounting)
Proved	13,335,448	18,048,705
Unproved	2,619,240	3,706,590

	15,954,688	21,755,295

Less accumulated depletion, depreciation and amortization	(1,366,240)	(1,142,662)

Oil and natural gas properties, net	14,588,448	20,612,633

Property and equipment:
Land	112,961	112,961
Buildings	215,445	240,500
Leasehold improvements	244,025	244,025
Office equipment and computers	81,020	79,769
Furniture and fixtures	211,581	211,581
Field service vehicles and equipment	690,261	738,463
Drilling equipment	174,082	174,082

	1,729,375	1,801,381

Less accumulated depreciation	(369,850)	(310,036)

Property and equipment, net	1,359,525	1,491,345

Intangible assets, net	4,458,145	4,881,302

Other assets	487,705	496,046

Long term assets of discontinued operations	—	5,130,021

Total assets	$22,251,172	$34,938,279

Maxim TEP, Inc.

Consolidated Balance Sheets (Continued)

	June 30, 2008		December 31, 2007
	Unaudited
Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$3,308,960		$4,144,402
Accounts payable to operators	—		—
Interest payable	371,503		646,726
Accrued payroll and related taxes and benefits	849,312		1,056,272
Accrued liabilities	1,353,038		1,078,353
Current maturities of notes payable, net of discount	500,000		6,400,000
Current maturities of notes payable, related parties, net of discount	700,000		5,161,025
Current maturity of notes payable, discontinued operations	—		37,408,772
Current liabilities of discontinued operations	—		5,626,511

Total current liabilities	7,082,813		61,522,061

Notes payable, net of current maturities and discount	—		1,750,000
Notes payable, related parties, net of current maturities and discount	—		1,250,000
Production payment payable	6,774,172		6,877,945
Deferred revenue	70,000		125,000
Asset retirement obligation	1,219,360		1,506,304
Long term liabilities of discontinued operations	—		672,969

Total liabilities	15,146,345		73,704,279

Commitments and contingencies	—		—

Stockholders’ equity (deficit):
Preferred stock, $0.00001 par value; 50,000,000 shares authorized; 5,454,545 and zero shares issued and outstanding	55		—
Common stock, $0.00001 par value; 250,000,000 shares authorized; 127,134,869 and 85,604,516 shares issued and 127,084,869 and 85,579,516 shares outstanding at June 30, 2008 and December 31, 2007, respectively	1,271		856
Additional paid-in capital	85,350,568		50,477,255
Accumulated deficit	(78,247,066)		(89,244,111)
Treasury stock, at cost (50,000 and 25,000 shares at June 30, 2008 and December 31, 2007, respectively)		(1)	—

Total stockholders’ equity (deficit)	7,104,827		(38,766,000)

Total liabilities and stockholders’ equity (deficit)	$22,251,172		$34,938,279

See accompanying notes to consolidated financial statements

Maxim TEP, Inc.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands except per share amounts)
Revenue:
Oil and natural gas revenues	$634,896	$607,216	$1,207,415	$1,292,155
License fees, royalties and related services	7,192	244,700	34,692	297,500

Total revenues	642,088	851,916	1,242,107	1,589,655

Cost and expenses:
Production and lease operating expenses	236,418	488,656	561,406	1,001,246
Drilling operating expenses	—	156,021	3,741	169,666
Costs attributable to license fees and related services	—	12,000	—	31,421
Exploration costs	—	185,133	—	622,903
Revenue sharing royalties	17,782	12,082	40,227	25,232
Depletion, depreciation and amortization	477,973	399,701	974,995	842,012
Impairment of investments	—	1,065,712	—	1,065,712
Accretion of asset retirement obligation	28,620	25,434	60,451	51,460
General and administrative expenses	4,668,968	1,427,276	9,043,396	2,675,123

Total cost and expenses	5,429,761	3,772,015	10,684,216	6,484,775

Loss from operations	(4,787,673)	(2,920,099)	(9,442,109)	(4,895,120)

Other income (expense):
Gain on transfer of assets	782,822	—	782,822	—
Interest expense, net	(196,049)	(1,013,063)	(1,780,557)	(2,061,121)
Other miscellaneous income, net	—	102,458	163,528	115,779

Total other income (expense), net	586,773	(910,605)	(834,207)	(1,945,342)

Net loss before discontinued operations	(4,200,890)	(3,830,704)	(10,276,316)	(6,840,462)

Loss from discontinued operations	(75,073)	(1,165,680)	(1,562,416)	(9,251,861)

Gain on disposal of assets from discontinued operations	22,835,777	—	22,835,777	—

Net income (loss)	$18,559,804	$(4,996,384)	$10,997,045	$(16,092,323)

Net loss per common share:
Basic	$0.20	$(0.06)	$0.11	$(0.21)

Diluted	$0.20	$(0.06)	$0.11	$(0.21)

Weighted average common shares outstanding:
Basic	94,626,027	76,914,576	101,950,115	77,015,904

Diluted	94,626,027	76,914,576	101,950,115	77,015,904

See accompanying notes to consolidated financial statements

Maxim TEP, Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)

For the Six Months Ended June 30, 2008

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2007	—	$—	85,604,516	$856	$50,477,255	$(89,244,111)	$—	$(38,766,000)
Common stock issued for cash	—	—	1,770,798	18	1,328,081	—	—	1,328,099
Common stock issued for services, employee	—	—	5,177,544	51	3,883,107	—	—	3,883,158
Common stock issued for services, non employee or employees	—	—	4,760,000	48	3,569,952	—	—	3,570,000
Common stock issued upon the conversion of debt and accrued interest, related party	—	—	7,199,788	72	5,399,769	—	—	5,399,841
Common stock issued upon the conversion of debt and accrued interest	—	—	21,722,223	217	16,291,450	—	—	16,291,667
Common stock issued in connection with sale of net revenue interests	—	—	900,000	9	674,991	—	—	675,000
Purchase of common stock, 25,000 shares, at cost	—	—	—	—	—	—	(1)	(1)
Common stock offering costs	—	—	—	—	(28,488)	—	—	(28,488)
Common stock warrants issued as offering costs	—	—	—	—	28,488	—	—	28,488
Common stock warrants issued in connection with notes payable, related parties	—	—	—	—	15,778	—	—	15,778
Common stock warrants issued to extend notes payable terms	—	—	—	—	5,734	—	—	5,734
Common stock warrants issued to extend notes payable terms, related party	—	—	—	—	4,096	—	—	4,096
Common stock warrants issued in connection with sale of net revenue interests	—	—	—	—	60,459	—	—	60,459
Common stock options issued to officers for services	—	—	—	—	307,885	—	—	307,885
Common stock options issued to non-employee directors for services	—	—	—	—	306,212	—	—	306,212
Common stock warrants granted for extension	—	—	—	—	10,076	—	—	10,076
Beneficiary conversion feature in connection with convertible note payable, related party	—	—	—	—	15,778	—	—	15,778
Preferred stock issued associated with debt conversion, related party	2,272,727	23	—	—	1,249,977	—	—	1,250,000
Preferred stock issued associated with debt conversion	3,181,818	32	—	—	1,749,968	—	—	1,750,000
Net income	—	—	—	—	—	10,997,045	—	10,997,045

Balance at June 30, 2008	5,454,545	$55	127,134,869	$1,271	$85,350,568	$(78,247,066)	$(1)	$7,104,827

Maxim TEP, Inc

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from continuing operating activities:
Net loss for continuing operations	$(10,276,316)	$(6,840,462)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depletion, depreciation and amortization	974,995	842,012
Accretion of asset retirement obligation	60,451	51,460
Gain on disposal of assets	(782,822)	—
Impairment of investment	—	1,065,712
Amortization of debt discount	487,530	—
Amortization of deferred financing costs	69,970	945,612
Common stock issued for services, employee	3,883,158	—
Common stock issued for services, non employees	3,570,000	—
Common stock warrants issued to non-employees for services	70,535	—
Stock based compensation, options, officers	307,885	—
Stock based compensation, options, non employee directors	306,212	—
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Notes receivable	(306,000)	—
Accounts receivable	(184,951)	1,573,979
Other receivable	18,990	801,324
Inventories	—	375,021
Prepaid expenses and other current assets	16,266	(683,834)
Other assets	8,342	(3,647)
Accounts payable	(355,861)	426,409
Accounts payable to operators		(627,311)
Accrued payroll and related taxes and benefits	(206,960)	134,866
Interest payable and accrued liabilities	977,190	(2,151,548)
Interest expense accrued related to production payment	(103,773)	(48,672)
Deferred revenue and other liabilities	(55,000)	(5,000)

Net cash used in operating activities	(1,520,159))	(4,144,079)

Cash flows from continuing investing activities:
Capital expenditures for oil & gas properties	(259,159)	(448,751)
Capital expenditures for property & equipment	(1,251)	(46,665)
Proceeds from disposition of oil & gas properties	—	2,500,000
Change in oil and gas properties accrual	(627,949))	290,175
Proceeds from sale of net revenue interests and sharing agreements	675,000	—
Proceeds from sale of other assets	—	500,000

Net cash provided by (used in) investing activities	(213,261)	2,794,759

Cash flows from continuing financing activities:
Payment on production payment payable	—	(14,482)
Proceeds - issuance of notes payable	100,000	—
Principal payments on notes payable	—	(629,475)
Proceeds - issuance of notes payable - related parties	300,000	394,333
Principal payments on notes payable - related parties	(2,331)	(130,000)
Proceeds - issuance of common stock	1,328,099	—

Net cash provided by (used in) financing activities	1,725,768	(379,624)

Cash flows from discontinued operations:
Operating activities
Net income (loss) from discontinued operations	21,273,361	(9,251,861)
Gain on disposal of discontinued operations	(22,835,777)	—
Cash flow from other operating assets and liabilities	1,562,416	8,906,073
Investing activity:
Proceeds from disposition of oil & gas properties	35,825,722
Capital expenditures for oil & gas properties		(500,000)
Financing:
Repayment of debt	(35,825,722)	—

Net cash used in discontinued operations	—	(845,788)

Decrease in cash and cash equivalents	(7,751)	(2,574,732)

Cash and cash equivalents - beginning of year	166,412	2,965,893

Cash and cash equivalents - end of year	$158,661	$391,161

Maxim TEP, Inc.

Consolidated Statements of Cash Flows (Continued) (Unaudited)

	Six Months Ended June 30,
	2008	2007
Supplementary cash flow information:
Cash paid for interest	$248,097	$556,726

Non-cash investing and financing activities:
Notes payable and accrued interest exchanged for common stock, related party	$(150,000)	$—
Other liabilities exchanged for common stock, related party	$150,000	$—
Common stock exchanged for net revenue interest	$675,000	$—
Common stock issued upon conversion of debt & interest, related party	$5,399,841	$—
Common stock issued upon conversion of debt & interest	$16,291,667	$—
Notes payable and accrued interest exchanged for preferred stock	$1,750,000	$—
Notes payable and accrued interest exchanged for preferred stock, related party	$1,250,000	$—
Asset retirement obligation incurred	$1,529	$11,333
Common stock warrants granted in connection with NP, related party	$15,778	$—
Common stock warrants granted in connection with sale of net revenue interest	$60,459	$—
Common stock warrants granted to extend notes payable terms	$5,734	$291,665
Net payable issued in connection with purchase of oil and natural gas property	$—	$375,000
Common stock warrants granted to extend notes payable terms, related party	$4,096	$—
Common stock warrants granted to extend put agreement terms	$10,076	$—
Common stock warrants granted as offering costs, related party	$—	$606,000
Common stock warrants granted as offering costs	$—	$376,781
Beneficial conversion feature in connection with convertible debt, related parties.	$15,778	—

See accompanying notes to consolidated financial statements

Maxim TEP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 1-	Financial Statement Presentation

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

Note 2-	Summary of Significant Accounting Policies

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

Maxim TEP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 2-	Summary of Significant Accounting Policies (Continued)

Major Customers

The Company sold oil and natural gas production representing more than 10% of its oil and natural gas revenues as follows:

	Three Months Ended June 30,
	2008	2007
Interconn Resources, Inc. (1)	68%	44%
Lion Oil Trading & Transportation, Inc. (1)	15%	8%
Plains Marketing, LP (1)	—	9%
Orchard Petroleum, Inc. (2)	16%	38%

	Six Months Ended June 30,
	2008	2007
Interconn Resources, Inc. (1)	53%	39%
Lion Oil Trading & Transportation, Inc. (1)	20%	10%
Plains Marketing, LP (1)	—	12%
Orchard Petroleum, Inc. (2)	27%	39%

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

Maxim TEP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 2-	Summary of Significant Accounting Policies (Continued)

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

Asset retirement obligation

SFAS No. 143, “Accounting for Asset Retirement Obligations,” requires that the fair value of the liability for asset retirement costs be recognized in an entity’s balance sheet, as both a liability and an increase in the carrying values of such assets, in the periods in which such liabilities can be reasonably estimated. The present value of the estimated future asset retirement obligation (“ARO”), as of the date of acquisition or the date at which a successful well is drilled, is capitalized as part of the costs of proved oil and natural gas properties and recorded as a liability. The asset retirement costs are depleted over the production life of the oil and natural gas property on a unit-of-production basis.

The ARO is recorded at fair value and accretion expense is recognized as the discounted liability is accreted to its expected settlement value. The fair value of the ARO liability is measured by using expected future cash outflows discounted at the Company’s credit adjusted risk free interest rate.

Maxim TEP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 2-	Summary of Significant Accounting Policies (Continued)

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

The following table is a reconciliation of the ARO liability for continuing operations for the three months and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Asset retirement obligation at beginning of period	$1,553,406	$1,197,168	$1,506,304	$1,132,137
Liabilities incurred	—	—	1,529	11,333
Dispositions	(362,666)	(80,412)	(348,924)	(66,576)
Accretion expense	28,620	25,434	60,451	51,460

Asset retirement obligation at end of period	$1,219,360	$1,773,652	$1,219,360	$1,773,652

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

On January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance regarding uncertain tax positions relating to derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company will classify any interest and penalties associated with income taxes as interest expense. At June 30, 2008, the Company had no material uncertain tax positions and the tax years 2004 through 2007 remained open to review by federal and various state tax jurisdictions.

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

Maxim TEP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 2-	Summary of Significant Accounting Policies (Continued)

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

Maxim TEP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 3-	Debt

Notes payable consists of the following at June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
Notes payable	$500,000	$400,000
Notes payable, related party	—	3,597,001
Convertible notes payable	—	7,750,000
Convertible notes payable, discontinued operations	—	37,408,772
Convertible notes payable, related party	700,000	3,270,000

	1,200,000	52,425,773

Less unamortized debt discount	—	(455,976)

	1,200,000	51,969,797
Less current maturities:
Notes payable, net of discount	(500,000)	(43,808,772)
Notes payable, related party, net of discount	(700,000)	(5,161,025)

Notes payable, net of current maturities and discount	$—	$3,000,000

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

Maxim TEP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 3-	Debt (Continued)

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

Maxim TEP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 3-	Debt (Continued)

Interest expense, net

Interest expense consists of the following for the three months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Interest expense related to debt	$191,882	$540,261	$1,223,057	$(1,115,510)

Amortization of deferred financing costs	4,167	472,802	69,970	(945,612)

Amortization of debt discount	—	—	487,530	—

	$196,049	$1,013,063	$1,780,557	$(2,061,122)

Note 4-	Discontinued Operations

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Operating revenues	$107,709	$256,344	$420,136	$551,615

Operating costs and expenses	61,830	192,528	254,784	427,235

Other expenses, net	120,952	1,229,496	1,727,768	9,376,241

Loss from discontinued operations, net of taxes	(75,073)	(1,165,680)	(1,562,416)	(9,251,861)

Gain on disposal of discontinued operations, net of taxes	22,835,777	—	22,835,777	—

Net income (loss)	$22,760,704	$(1,165,680)	$21,273,361	$(9,251,861)

Basic and diluted loss per share from discontinued operations	$—	$(0.02)	$(0.02)	$(0.12)

Basic and diluted income (loss) per share from gain on disposal of discontinued operations	0.24	—	0.21	—

Total	$0.24	$(0.02)	$0.21	$(0.12)

Weighted average number of common shares outstanding

Basic	94,626,027	76,914,576	101,950,115	77,015,904
Diluted	94,626,027	76,914,576	101,950,115	77,015,904

Maxim TEP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 5-	Stockholders’ Equity

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

During the six months ended June 30, 2008, the Company issued 5,177,544 shares of common stock with a fair value of $0.75 per share, or $3,883,158, to third parties for services.

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

Maxim TEP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 5-	Stockholders’ Equity (Continued)

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

Note 6-	Federal Income Tax

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

A reconciliation of the income tax provision computed at statutory tax rates to the income tax provision for the three and six months ended June 30 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Federal income tax expense (benefit) at statutory rate	34%	(34)%	34%	(34)%
Change in valuation allowance	(34)%	34%	(34)%	34%

Total income tax provision	—	—	—	—

Note 7-	Commitments and Contingencies

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

Maxim TEP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 7-	Commitments and Contingencies (Continued)

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

Note 8-	Reporting by Business Segments

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

Maxim TEP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 8-	Reporting by Business Segments (Continued)

	June 30,
	2008	2007
Total assets:
Oil and natural gas exploration and production	$16,556,617	21,915,380
Drilling services	23,413	148,463
Lateral drilling services	4,876,972	5,323,458
Other	794,170	4,609,856

Total	$22,251,172	$31,997,157

	Three Months Ended June 30,		Six Months Ended June 30
	2008	2007	2008	2007
Revenues:
Oil and natural gas exploration and production	$634,896	$607,216	$1,207,415	$1,292,155
Lateral drilling services	7,192	244,700	34,692	297,500

Total	$642,088	$851,916	$1,242,107	$1,589,655

Operating income (loss):
Oil and natural gas exploration and production	$(64,433)	$(324,882)	$(379,461)	$(1,227,841)
Drilling services	(1,821)	(157,089)	(18,163)	(170,737)
Lateral drilling services	(415,964)	83,370	(388,465)	(157,077)

Total	(482,218)	(398,601)	(786,089)	(1,555,655)

Corporate expenses (1)	(4,305,445)	(2,521,498)	(8,656,020)	(3,339,463)
Interest expense, net	(196,049)	(1,013,063)	(1,780,557)	(2,061,121)
Other miscellaneous income (expense), net	782,822	102,458	946,350	115,777

Net loss	$(4,200,890)	$(3,830,704)	$(10,276,316)	$(6,840,462)

Depletion, depreciation and amortization:
Oil and natural gas exploration and production	$14,724	$211,578	$523,005	$393,665
Drilling services	1,821	—	3,643	—
Lateral drilling services	423,157	149,330	423,157	423,157
Other	38,271	38,793	25,190	25,190

Total	$477,973	$399,701	$974,995	$842,012

Capital expenditures
Oil and natural gas exploration and production (2)	$317,697	$312,137.	$887,108	$158,576
Drilling services	—	—	—	—
Lateral drilling services	—	—	—	—
Other	—	—	1,251	46,665

Total	$317,697	$312,137	$888,359	$205,241

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

Maxim TEP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 9-	Subsequent Events

In July 2008, the Company sold three non strategic wellbores from its Delhi Field (Unit) to Denbury Offshore for $1,025,000. Of the money received, the Company plans to put three producing and three injector wells in the Delhi Field back into production, for completing and bringing the Jones Well in Arkansas into production and for general working capital purposes.

During July 25, 2008, the Company held an extraordinary shareholders meeting where over 73% of the outstanding shares of the Company’s common stock and preferred stock voted for the removal of W. Marvin Watson, John Ritota and Carl Landers, as directors of the Company, without cause, by shareholder vote at the same meeting and the election of Steven J. Warner and Peter O’Neill, to serve on the Company’s Board of Directors. Messrs. Watson, Ritota and Landers also tendered their resignations effective July 24, 2008, immediately prior to the meeting. The remaining Board of Directors is comprised by Robert Johnson, Harvey Pensack, Steven J. Warner and Peter O’Neill. Mr. Watson also tendered his resignation as Chief Executive Officer effective July 24, 2008.

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

	June 30, 2008	December 31, 2007
Notes Payable:
Current maturities of notes payable, net of discount	$500,000	$6,400,000
Current maturities of notes payable, discontinued operations	—	37,408,772
Current maturities of notes payable, related parties, net of discount	700,000	5,161,025

Total current liabilities	1,200,000	48,969,797

Notes payable, net of current maturities and discount	—	1,750,000
Notes payable, related parties, net of current maturities and discount	—	1,250,000

Total notes	1,200,000	51,969,797

Production payment payable	6,774,172	6,877,945

Total notes and production payment payable	$7,974,172	$58,847,742

In addition, Management’s continues to renegotiation certain trade payables, with stock, deferral of certain scheduled payments, and sales of certain non-core properties, as considered necessary. In addition, management is pursuing business partnering arrangements for the acquisition and development of its properties as well as debt and equity funding through private placements. Without outside investment from the sale of equity securities, debt financing or partnering with other oil and natural gas companies, management now believes that operating activities and overhead expenses have been reduced to a pace that available operating cash flows will support.

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

	Three Months Ended June 30, 2008		Difference	% Change
	2008	2007
Net Salaries	$258,709	$722,919	$(464,210)	(64)%

Buidling & Equipment Costs	41,934	46,302	(4,368)	(9)%

Finance Costs	10,000	292,500	(282,500)	(97)%

Professional Fees	48,175	215,959	(167,784)	(78)%

Transfer Expenses	659	966	(307)	(32)%

Consulting Services	19,900	10,399	9,501	91%

Gen & Admn Support Costs	18,400	45,546	(27,146)	(60)%

Travel & Entertainment	13,098	47,668	(34,570)	(73)%

Insurance	32,886	34,730	(1,844)	(5)%

Total Cash G&A	$443,761	$1,416,989	$(973,228)	(69)%

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

	Six months Ended June 30,		Difference	% Change
	2008	2007
Net Salaries	$711,292	$1,471,503	$(760,211)	(52)%

Buidling & Equipment Costs	87,186	109,747	(22,561)	(21)%

Finance Costs	70,458	317,500	(247,042)	(78)%

Professional Fees	410,919	333,091	77,828	23%

Transfer Expenses	4,868	3,691	1,177	32%

Consulting Services	270,493	133,664	136,829	102%

Gen & Admn Support Costs	41,362	85,505	(44,143)	(52)%

Travel & Entertainment	40,322	103,927	(63,605)	(61)%

Insurance	28,725	83,920	(55,195)	(66)%

Total Cash G&A	$1,665,625	$2,642,548	$(976,923)	(37)%

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

Management’s assessment of the effectiveness of the registrant’s internal control over financial reporting is as of the quarter ended June 30, 2008. Based on that evaluation, our management concluded that, as of June 30, 2008, our control over financial reporting and related disclosure controls and procedures were not effective due to our inability to file our quarterly reports on a timely basis and that our accounting processes lack appropriate segregation of responsibilities and accounting technical expertise necessary for an effective system of internal control. We believe that our inability to timely file our financial statements in our periodic reports and our lack of technical expertise constitutes a material weakness in our internal control. Notwithstanding this material weakness, management has taken the appropriate actions to immediately remedy this. The Company has taken the necessary steps to outsource the accounting function to a reputable third party accounting and financial consulting company that has the staff, technology, and resources to accommodate our needs as a reporting company. The Company has also implemented necessary internal controls to monitor and review all work performed by contracted accounting personnel in the preparation of financial statements, footnotes and financial data provided to the Company’s registered public accounting firm in connection with the quarterly reviews. Internally, the Company has also segregated duties to efficiently and effectively implement internal controls. Notwithstanding this material weakness, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our consolidated financial position and results of operations as of and for the quarter ended June 30, 2008. Furthermore, management believes that this material weakness will be remedied in the near term.

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

MAXIM TEP, INC. (Registrant)

Date: December 10, 2008	By:	/s/ Robert D. Johnson
Robert D. Johnson
Chief Executive Officer