Form 10-Q
period 2009-03-31
MAXIM TEP, INC
filed 2009-05-20
CIK 1422220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:                      to

Commission File No.: 000-53093

MAXIM TEP, INC.
(Exact name of registrant as specified in its charter)

TEXAS	20-0650828
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

29400 Pitkin Road, Suite 308
Spring, Texas 77386
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
Yes ☑ No ☐

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
Yes ☐ No ☑

The number of shares of the registrant’s common stock outstanding as of May 15, 2009: 134,664,561 shares.

MAXIM TEP, INC.

Form 10-Q
For the Quarterly Period Ended March 31, 2009

PART I—FINANCIAL INFORMATION

Item 1.   Financial Statements Unaudited

Maxim TEP, Inc.

Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
	2009	2008

Assets
Current assets:
Cash and cash equivalents	$-	$67,502
Accounts receivable	58,995	163,745
Other receivable	61,322	64,633
Prepaid expenses and other current assets	97,380	21,044

Total current assets	217,697	316,924

Oil and natural gas properties (successful efforts method of accounting):
Proved	8,214,663	8,170,937
Unproved	1,070,371	1,125,919
	9,285,034	9,296,856

Less accumulated depletion, depreciation and amortization	(1,922,401)	(1,829,365)

Oil and natural gas properties, net	7,362,633	7,467,491

Property and equipment:
Land	112,961	112,961
Buildings	215,445	215,445
Leasehold improvements	244,025	244,025
Office equipment and computers	82,337	82,337
Furniture and fixtures	220,718	211,581
Field service vehicles and equipment	738,898	729,743
Drilling equipment	140,101	174,082
Total property and equipment	1,754,485	1,770,174
Less accumulated depreciation	(514,931)	(474,744)
Property and equipment, net	1,239,554	1,295,430

Other assets	492,013	489,176
Restricted cash	29	250,170
Total assets	$9,311,926	$9,819,191

See accompanying notes to consolidated financial statements

Maxim TEP, Inc.

Consolidated Balance Sheets (Continued)
(unaudited)

	March 31,	December 31,
	2009	2008

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$3,338,400	$3,276,127
Interest payable	671,406	605,934
Accrued payroll and related taxes and benefits	1,760,761	1,691,711
Accrued liabilities	1,039,995	1,039,995
Production payment payable, current	3,607,570	3,607,570
Current maturity of notes payable, net of discount	837,424	689,518
Current maturities of convertible notes payable, related parties, net of discount	820,868	803,350

Total current liabilities	12,076,424	11,714,205

Production payment payable, long term	2,989,860	2,834,520
Deferred revenue	65,000	65,000
Asset retirement obligation	1,877,104	1,840,641

Total liabilities	17,008,388	16,454,366

Stockholders’deficit:
Preferred stock, $0.00001 par value; 50,000,000 shares
authorized; 5,454,545 and 5,454,545 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	55	55
Common stock, $0.00001 par value; 250,000,000 shares
authorized;130,059,870 and 127,859,869 shares issued and 130,059,870 and 127,784,869 shares outstanding at March 31, 2009 and December 31, 2008, respectively	1,300	1,278
Stock payable	1,436,880	1,436,880
Additional paid-in capital	89,277,017	87,522,430
Accumulated deficit	(98,089,511)	(95,273,614)
Treasury stock, at cost (50,000 and 50,000 shares at
March 31, 2009 and December 31, 2008, respectively)	(322,203)	(322,203)

Total stockholders’ deficit	(7,696,462)	(6,635,174)

Total liabilities and stockholders’ deficit	$9,311,926	$9,819,191

See accompanying notes to consolidated financial statements

Maxim TEP, Inc.

Consolidated Statements of Operations  (unaudited)

	Three Months Ended March 31,
	2009	2008

Revenues:
Oil and natural gas revenues	$187,226	$400,805
License fees, royalties and related services	-	27,500

Total revenues	187,226	428,305

Cost and expenses:
Production and lease operating expenses	275,720	253,114
Drilling operating expenses	1,980	3,741
Depletion, depreciation and amortization	139,852	460,992
Revenue sharing royalties	-	17,154
Accretion of asset retirement obligation	36,463	24,041
General and administrative expenses	2,305,679	4,366,459

Total cost and expenses	2,759,694	5,125,501

Loss from operations	(2,572,468)	(4,697,196)

Other income (expense):
Interest expense, net	(279,889)	(1,584,508)
Other miscellaneous income (expense), net	36,460	163,528

Total other income (expense), net	(243,429)	(1,420,980)

Net loss before discontinued operations	(2,815,897)	(6,118,176)

Gain (loss) from discontinued operations	-	(1,444,583)

Net loss	$(2,815,897)	$(7,562,759)

Net loss per common share:
Basic and diluted	$(0.02)	$(0.09)

Weighted average common shares outstanding:
Basic and diluted	130,059,869	87,159,252

See accompanying notes to consolidated financial statements

Maxim TEP, Inc.

Consolidated Statements of Stockholders’ Deficit (unaudited)

For the Three Months Ended March 31, 2009

					Additional				Total
	Preferred Stock		Common Stock		Paid-In	Stock	Accumulated	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Stock	Equity (Deficit)
Balance at December 31, 2008	5,454,545	$ 55	127,859,869	$ 1,278	$ 87,522,430	$ 1,436,880	$ (95,273,614)	$ (322,203)	(6,635,174)

Common stock issued to employees for services	-	-	2,200,000	22	1,649,978	-	-	-	1,650,000

Common stock options granted to employees for services	-	-	-	-	66,604	-	-	-	66,604

Common stock warrants granted for services	-	-	-	-	38,005	-	-	-	38,005

Net loss	-	-	-	-	-	-	(2,815,897)	-	(2,815,897)

Balance at March 31, 2009	5,454,545	$ 55	130,059,869	$ 1,300	$ 89,277,017	$ 1,436,880	$ (98,089,511)	$ (322,203)	$ (7,696,462)

See accompanying notes to consolidated financial statements

 Maxim TEP, Inc.

Consolidated Statements of Cash Flows (unaudited)
	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(2,815,897)	$(7,562,759)
Net loss from discontinued operations	-	(1,444,583)
Net loss from continuing operations	(2,815,897)	(6,118,176)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities
Depletion, depreciation and amortization	139,852	829,847
Accretion of asset retirement obligation	36,463	28,760
Gain on sale of properties	(40,000)	-
Loss on sale of fixed assets	6,815	-
Amortization of debt discount	40,424	487,530
Amortization of deferred financing costs	-	65,804
Common stock issued for services	1,650,000	2,820,000
Common stock warrants issued to non-employees for services	-	70,535
Warrants issued for services	38,005	367,455
Options issued for services	66,605	-
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	108,062	(306,564)
Other receivable	-	(179,877)
Prepaid expenses and other current assets	(76,336)	(4,202)
Other assets	247,303	-
Accounts payable	62,283	3,952
Accounts payable to operators	-	540,434
Accrued expenses	354,434	2,314,779
Deferred revenue and other liabilities	-	(52,500)
Net cash provided by (used in) operating activities	(181,987)	867,777
Cash flows from investing activities:
Capital expenditures for oil & gas properties	-	(89,830)
Cash paid for purchase of properties	(11,703)	(1,250)
Proceeds from sale of properties	65,776	-
Change in oil and gas properties accrual	-	(479,581)
Proceeds from sale of net revenue interests and sharing agreements	-	525,000
Net cash provided by (used in) investing activities	54,073	(45,661)
Cash flows from financing activities:
Payment on production payment payable	(64,588)	-
Proceeds from issuance of notes payable	100,000	-
Proceeds from issuance of notes payable - related parties	25,000	300,000
Principal payments on notes payable - related parties	-	(2,331)
Proceeds from issuance of common stock	-	473,374
Net cash provided by financing activities	60,412	771,043
Net cash used in discontinued operations	-	(1,731,282)
Decrease in cash and cash equivalents	(67,502)	(138,123)
Cash and cash equivalents - beginning of year	67,502	166,412
Cash and cash equivalents - end of year	$-	$28,289

See accompanying notes to consolidated financial statements

 Maxim TEP, Inc.

Consolidated Statements of Cash Flows continued (unaudited)

	Three Months Ended March 31,
	2009	2008
Supplementary cash flow information:
Cash paid for interest-Blackrock	$130,743	$248,097
Other	$-	$30,000

Non-cash investing and financing activities:
Notes payable and accrued interest exchanged for common stock, related party	$-	$5,249,841
Other liabilities exchanged for common stock, related party	$-	$150,000
Asset retirement obligation incurred	$-	$1,530
Common stock warrants granted in connection with notes payable, related party	$-	$15,778
Common stock warrants granted in connection with sale of net revenue interest	$-	$60,459
Common stock warrants granted to extend notes payable terms	$-	$5,734
Common stock warrants granted to extend notes payable terms, related party	$-	$4,096
Common stock warrants granted to extend put agreement terms	$-	$10,076
Common stock warrants granted as offering costs	$-	$24,007
Beneficial conversion feature in connection with convertible debt, related party	$-	$15,778

See accompanying notes to consolidated financial statements

Maxim TEP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements
(unaudited)
March 31, 2009

Note 1 –	Financial Statement Presentation

Organization and nature of operations

Maxim TEP, Inc. was formed in 2004 as a Texas corporation to acquire, develop, produce and exploit oil and natural gas properties. The Company’s major oil and natural gas properties are located in Louisiana, Kentucky, Arkansas, and New Mexico. The Company’s executive offices are located in Spring (Houston), Texas.

Going concern

As presented in the unaudited consolidated financial statements, the Company has incurred a net loss of $2,815,897 during the three months ended March 31, 2009, and losses are expected to continue in the near term. Current liabilities exceeded current assets by $11,858,727 and the accumulated deficit is $98,089,511 at March 31, 2009. Amounts outstanding and payable to creditors are in arrears and the Company is in negotiations with certain creditors to obtain extensions and settlements of outstanding amounts. The Company is currently in default on certain of its debt obligations and the Company has no future borrowings or funding sources available under existing financing arrangements. Management anticipates that significant additional capital expenditures will be necessary to develop the Company’s oil and natural gas properties, which consist primarily of proved reserves that are non-producing, before significant positive operating cash flows will be achieved.

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

Principles of consolidation

The accompanying unaudited consolidated financial statements are presented in accordance with U.S. generally accepted accounting principles.  The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of all significant intercompany transactions and balances.  The financial statements reflect necessary adjustments, all of which were of a recurring nature and are in the opinion of management necessary for a fair presentation.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The Company believes that the disclosures presented are adequate to allow the information presented not to be misleading.  The financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2008.

Maxim TEP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements
(unaudited)
March 31, 2009

Note 2 –	Summary of Significant Accounting Policies (Continued)

Major customers

The Company sold oil and natural gas production representing more than 10% of its oil and natural gas revenues as follows:

	Three months ended March 31,
	2009	2008

Interconn Resources, Inc. (1)	90%	41%
Lion Oil Trading & Transportation, Inc. (1)	10%	21%
Plains Marketing, LP (1)	-%	-%
Orchard Petroleum, Inc. (2)	-%	35%

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

The following table is a reconciliation of the ARO liability for the three months ended March 31, 2009 and the year ended December 31, 2008:

	March 31,	December 31,
	2009	2008

Asset retirement obligation at beginning of period	$1,840,641	$1,149,267
Liabilities incurred	-	1,530
Revisions to previous estimates	-	594,209
Dispositions	-	(33,375)
Accretion expense	36,463	129,010
Asset retirement obligation at end of period	$1,877,104	$1,840,641

Maxim TEP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements
(unaudited)
March 31, 2009

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

The Company recognized stock-based compensation expense from annual stock granted to employees for the three months ended March 31, 2009 of $1,650,000.  The Company recognized stock-based compensation expense from warrants granted to employees for the three months ended March 31, 2009 of $38,005.  The Company recognized stock-based compensation expense from options granted to employees for the three months ended March 31, 2009 of $66,604.

Earnings per share

Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilutive effects of common stock equivalents such as options, warrants and convertible securities. Due to the Company incurring a net loss during the three months ended March 31, 2009 and 2008,  basic and diluted loss per share are the same as all potentially dilutive common stock equivalents are anti-dilutive. Under SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” entities that have issued mandatorily redeemable shares of common stock or entered into forward contracts that require physical settlement by repurchase of a fixed number of the issuer’s equity shares of common stock in exchange for cash shall exclude the common shares that are to be redeemed or repurchased in calculating basic and diluted earnings per share.  For the three months ended March 31, 2009 and 2008, the Company excluded 230,833 weighted average common shares outstanding for shares issued with put options from its earnings per common share calculation.

Maxim TEP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements
(unaudited)
March 31, 2009

Note 3 –	Debt

Notes payable consist of the following at March 31, 2009 and December 31, 2008:

	March 31,	December 31,
	2009	2008

Notes payable	$900,000	$800,000
Notes payable, related party	175,000	-
Convertible notes payable, related party	700,000	850,000

	1,775,000	1,650,000

Less unamortized debt discount	(116,708)	(157,132)

	1,658,292	1,492,868
Less current maturities:
Notes payable, net of discount	(837,424)	(689,518)
Convertible notes payable, related party, net of discount	(820,868)	(803,350)

Notes payable, net of current maturities and discount	$-	$-

Notes payable

The Company has a note payable with an individual investor aggregating $400,000 at March 31, 2009. This note payable matured on September 30, 2007 bearing interest at fixed rate of 18%.  Interest will accrue from the note issue date and is due and payable either at maturity or quarterly or semi-annually until maturity.  The Company is in default on notes payable of $400,000 at March 31, 2009, and is in the process of renegotiating its terms. This note payable in default is accruing interest at an additional 10% (28% total) and additional late fees may apply.  This note payable is unsecured.

During 2008, the Company borrowed an additional $400,000 from four individuals at an interest rate of 15% with a one year maturity on each.

During 2008, the Company borrowed an additional $100,000 from an individual.  This note is a demand note payable at any time.

During the first quarter of 2009, the Company borrowed an additional $100,000 due and payable on March 1, 2010 from an individual at an interest rate of 15%.  Simple interest accrues from the note issue date and is due and payable monthly.

During the first quarter of 2009, The Company borrowed an additional $25,000 due and payable on January 20, 2010 from a related party at an interest rate of 8%.  Simple interest accrues from the note issue date and is due and payable either at maturity or quarterly or semi-annually until maturity.

Maxim TEP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements
(unaudited)
March 31, 2009

Note 3 –	Debt (Continued)

Convertible notes payable

During 2005, the Company executed a convertible note payable with a related party investor aggregating $700,000. This note payable matured March 29, 2007, bearing interest at a fixed rate of 9%. Simple interest will accrue from the note date and is due and payable quarterly until maturity. Should the 9% convertible note go into default, interest will accrue at a rate of 18%. The note is unsecured. This note payable is convertible into shares of the Company’s common stock at an exchange rate of $0.75 per share, or into 933,333 shares of common stock. At March 31, 2009 and December 31, 2008, the Company had $700,000 outstanding of convertible notes payable to this investor. The maturity date on this note was extended to mature on September 30, 2007 and then extended again to March 30, 2008, whereby the Company issued the note holder warrants to purchase 466,666 shares of the Company’s common stock at an exercise price of $0.75 per share for a period of five years and then issued warrants to purchase another 466,666 shares of the Company’s common stock at an exercise price of $0.75 per share for a period of three years, as fees for the extensions. The fair value of the warrants is being amortized to interest expense using the effective interest method over the extension periods. The extension also revised the notes payable to bear interest at 12% from October 1, 2007 through March 30, 2008 and 18% in the event of default. The Company is currently in default on this note payable and is in negotiations with the note holder.

Production Payment with BlueRock Energy Capital, LTD

Effective May 1, 2008, the Company finalized its negotiations with BlueRock Energy Capital, LTD (“BlueRock”) to restructure its monthly production payment facility on its Marion Field. The new agreement calls for a reduction of the interest rate from its current 18% to 8% and to give back to the Company up to $25,000 of its production payment per month so that the field would be cash flow positive. The Company’s obligations  under these new terms  would be to seek refinancing of the production payment payable or the outright purchase of the production payable by no later  than the anniversary of the execution of the new agreement. Should the Company not meet this obligation, BlueRock has the option of taking back the field in full payment of the production payment payable or reverting back to the previous terms under the existing agreement. As of March 31, 2009 and  December 31, 2008, the Company determined 54.7% of this production payment facility was due within the next twelve months and hence classified as current portion of long term debt.  This agreement has since been extended for 6 months until October 30, 2009.

 Beneficial conversion features

From time to time, the Company may issue convertible notes that have detached warrants and may contain an imbedded beneficial conversion feature. A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the remaining unallocated proceeds of the note after first considering the allocation of a portion of the note proceeds to the fair value of the warrants, if related warrants have been granted. In accordance with EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” the intrinsic value of the beneficial conversion feature is recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is amortized to interest expense over the life of the note using the effective interest method.

Maxim TEP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements
(unaudited)
March 31, 2009

Note 3 –	Debt (Continued)

Interest expense net

Interest expense consists of the following for the three months ended March 31:

	Three Months Ended March 31,
	2009	2008

Interest expense related to debt	$239,465	$1,031,174

Amortization of deferred financing costs	-	65,804

Amortization of debt discount	40,424	487,530

	$279,889	$1,584,508

Note 4 –	Discontinued Operations

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

Stephens Field

During the last quarter of 2008, the Company sold its interest in the Stephens Field.  The financial results of the Company’s Stephens Field are reported as discontinued operations for all periods presented.

 Maxim TEP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements
(unaudited)
March 31, 2009

Note 4 –	Discontinued Operations (continued)

	Three Months Ended March 31,
	2009	2008
Operating revenues	$-	$484,142

Operating costs and expenses	-	277,912

Other expenses, net	-	1,650,813

Loss from discontinued	-	(1,444,583)
operations, net of taxes

Gain on disposal of discontinued	-	-
operations, net of taxes

Net income (loss)	$-	$(1,444,583)

Basic and diluted income per
share from discontinued operations	$-	$(0.02)

Basic and diluted income per share
from gain on disposal of
discontinued operations	-	-

Total	$-	$(0.02)

Weighted average number of
common shares outstanding

Basic and diluted	-	87,159,252

Note 5 –	Stockholders’ Equity

Preferred stock

On June 30, 2008, the Board of Directors resolved to cancel the Company’s previous class of preferred stock and issue up to 50,000,000 shares of a new class of preferred stock, of which 10,000,000 has been designated as a Series A Preferred Stock, $.00001 par value per share.  This series has liquidation preference above common stock.  The holders of Series A Preferred Stock shall be entitled to receive dividends if and when declared by the Board of Directors. Each share of Series A Preferred Stock shall have voting rights identical to a share of common stock (i.e. one vote per share) and shall be permitted to vote on all matters on which holders of common stock are entitled to vote.  So long as any shares of Series A Preferred Stock remain outstanding, the Company shall not without first obtaining the approval of the holders of seventy-five percent (75%) of the then-outstanding shares of Series A Preferred Stock: (i) alter or change the rights, preferences or privileges of the shares of Series A Preferred Stock so as to adversely affect such shares; (ii) increase or decrease the total number of authorized shares of Series A Preferred Stock; (iii) issue any Senior Securities; or (iv) take any action that alters or amends this Series.

During the second quarter of 2008, the Company issued 5,454,545 shares of Series A Preferred Stock in exchange for $3,000,000 of corporate notes payable.  At March 31, 2009, there were 5,454,545 shares of Series A Preferred Stock issued and outstanding.

Maxim TEP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements
(unaudited)
March 31, 2009

Note 5 –	Stockholders’ Equity (continued)

Common stock

The Company has 250,000,000 authorized shares of $0.00001 par value common stock. From time to time, common stock may be issued for goods and services, the fair value of which has been determined based on recent cash transactions where common stock has been sold to investors or the fair value of the underlying transactions, whichever is more determinable.

During the three months ended March 31, 2009, the Company issued 2,200,000 shares of common stock with a fair value of $0.75 per share or $1,650,000 to employees of the Company for services.

Warrants

During the three months ended March 31, 2009, warrants to acquire 75,000 shares of the Company’s common stock with an exercise price of $0.75 per share were granted for services.  These warrants expire five years from the date of grant.  The fair value of the warrants was determined using the Black-Scholes option pricing model and totaled $38,005.

The following is a summary of the warrant activity for the quarter ended March 31, and the year ended December 31,

	2009		2008
		Weighted		Weighted
	Number of	Average	Number of	Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding, beginning of period	15,297,489	$0.75	14,089,946	$0.75

Granted	75,000	0.75	1,207,543	0.75
Exercised	–	–	–	0.75
Expired or cancelled	–	–	–	0.75

Outstanding, end of period	15,372,489	$0.75	15,297,489	$0.75

The fair value of common stock warrants granted is estimated at the date of grant using the Black-Scholes option pricing model by using the historical volatility of comparable public companies. The calculation also takes into account the common stock fair market value at the grant date, the exercise price, the expected life of the common stock warrant, the dividend yield and the risk-free interest rate. Following are the assumptions used during the quarter ended March 31 and the year ended December 31:

	2009	2008
Risk free rate	1.67%	1.79%-2.23%
Expected life	5 years	5-10 years
Volatility	86%	67%
Dividend yield	0%	0%

Maxim TEP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements
(unaudited)
March 31, 2009

Note 5 –	Stockholders’ Equity (Continued)

Stock options

During the three months ended March 31, 2009, the Company granted options to purchase 175,000 shares of the Company’s common stock at an exercise price of $0.75 per share to employees for services provided.  These options expire 5 years from the date of grant.  All the options granted to employees  in 2009 vested immediately on the grant date.  The estimated fair value of these stock options was determined on the grant date using the Black-Scholes option pricing model and totaled $66,604.

The following is a summary of the option activity for the quarter ended March 31, and the year ended December 31,

	2009		2008
		Weighted		Weighted
	Number of	Average	Number of	Average
	Shares	Exercise Price	Shares	Exercise Price

Non-vested, beginning of period	-	$0.75	-	$0.75

Granted	175,000	0.75	3,674,156	0.75
Vested	(175,000)	-	(3,674,156)	0.75

Non-vested, end of period	-	$0.75	-	$0.75

The fair value of common stock options granted is estimated at the date of grant using the Black-Scholes option pricing model by using the historical volatility of comparable public companies. The calculation also takes into account the common stock fair market value at the grant date, the exercise price, the expected life of the common stock warrant, the dividend yield and the risk-free interest rate. Following are the assumptions used during the quarter ended March 31 and the year ended December 31,

	2009	2008
Risk free rate	1.14%	2.45%-2.90%
Expected life	2.5 years	5-10 years
Volatility	85%	67%
Dividend yield	0%	0%

Maxim TEP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements
(unaudited)
March 31, 2009

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

•
In the suit, Raymond Thomas, et al. vs. Ashley Investment Company, et al., in the 5th Judicial District Court for Richmond Parish, Louisiana, numerous present and former owners of property are seeking damages in an unspecified amount for alleged soil, groundwater and other contamination, allegedly resulting from oil and gas operations of multiple companies in the Delhi Field in Richmond Parish, Louisiana over a time period exceeding fifty years. Originally consisting of 14,000 acres upon discovery of the field in 1952, the Company acquired an interest in leases covering 1,400 acres in 2006. Although the suit was filed in 2005, and was pending when the Company acquired its interest in 2006, as part of the acquisition terms, the Company agreed to indemnify predecessors in title, including its grantor, against ultimate damages related to the prior operations, with the exception of Sun Oil which is now Anadarko. As part of the Company’s purchase terms, a Site Specific Trust Account was established with the State of Louisiana Department of Natural Resources intended to provide funds for remediation of the lands involved in its acquired interest. Principal defendants in the suit, in addition to the Company, include the Company’s indemnities including McGowan Working Partners, MWP North La, LLC., Murphy Exploration & Production Company, Ashley Investment Company, Eland Energy, Inc. and Delhi Package I, Ltd. The Company believes that it has meritorious defenses with regard to the plaintiffs’ claims and, thus, with regard to the extent of its monetary exposure under its indemnity obligation. The Company has and continues to defend the suit vigorously. Maxim has paid over $500,000 to pay legal fees and remediation costs.   The central issue is contamination of the groundwater at the Delhi Field.  Plaintiffs are landowners that claim the groundwater is polluted and needs to be extracted from the ground through a pumping process and disposed of remotely.  Plaintiff has made a settlement offers to the company of $6 million, which was rejected.  The plaintiffs made a second settlement offer of $3 million.  The company counter offered to pay for the remediation but no cash in addition to the remediation costs under 29-B standards.  No settlement has been reached.   A trial date has been set for July 1, 2009.  The company, with the legal fees and remediation already done and in process, believes its future exposure will be only legal bills and minor remediation.  The company granted McGowan Working Partners a first mortgage position on the field as they have been representing the company in the litigation and overseeing the remediation and they are a party the company agreed to indemnify when it purchased the field from them.  The company believes its total exposure is based upon the information currently available is $750,000 which is currently accrued.

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

•
In the suit LFU Fort Pierce, Inc d/b/a Labor Finders, our subsidiary Tiger Bend Drilling was sued for $284,988.  This has been expensed in 2007 and is reflected in our accounts payables at March 31, 2009 and December 31, 2008.

•
In the suit with Anthony Austin, Mr. Austin was let go in January 2008 after working 3 months and has filed a claim for $1,000,000.  Mr. Austin’s attorney has since withdrawn from the case and on April 14, 2009 the court granted a motion for directed verdict in Maxim’s favor.

Maxim TEP, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements
(unaudited)
March 31, 2009

Note 7 –	Commitments and Contingencies (continued)

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

Note 8 –	Reporting by Business Segments

The Company had three operating segments: oil and natural gas exploration and production, drilling services and lateral drilling services. These segments were managed separately because of their distinctly different products, operating environments and capital expenditure requirements. The oil and natural gas production unit explores for, develops, produces and markets crude oil and natural gas, with all areas of operation in the United States. The drilling services unit provided drilling services for the Company’s subsidiaries and their working interest partners and to third parties. The lateral drilling services unit provided lateral drilling services for third parties, sub-licensed the Company’s LHD Technology, and sold related LHD Technology equipment. Segment performance is evaluated based on operating income (loss), which represents results of operations before considering general corporate expenses, interest and debt expenses, other income (expense) and income taxes. The drilling company sold its drilling rigs and now only leases a rig and sub-contracts a crew for short periods of time when drilling wells for its own account and will no longer provide any drilling services to third parties. As of 2009, the drilling services and lateral drilling services are not reported as separate business segments.

Note 9 –	Subsequent Events

On April 16, 2009, the Company  sold its Technology Patents to WES Technologies for $250,000.  The terms of the agreement were $125,000 cash down and $125,000 in the form of a three year promissory note, interest on outstanding principle, payable quarterly, to accrue at a rate of 5% per annum, non-compounded; no prepayment penalty; unpaid principal and interest due at end of three year term.

On April 17, 2009, Mr. Arturo Henriquez resigned as Chief Financial Officer and Secretary of the Board.

On April 22, 2009, the Company issued 4,599,692 shares of common stock to a third party for services.

On April 22, 2009, the Company issued 5,000 shares of common stock to a related party for services.

On May 1, 2009, Mr. Robert C. Johnson became the Company’s Chief Financial Officer.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors that have affected certain aspects of the Company’s financial position and results of operations during the periods included in the accompanying unaudited consolidated financial statements. You should read this in conjunction with the discussion under “Financial Information” and the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and the unaudited consolidated financial statements included elsewhere herein.

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

Going Concern

As presented in the unaudited consolidated financial statements, the Company has incurred a net loss of $2,815,897 during the three months ended March 31, 2009, and losses are expected to continue in the near term. Current liabilities exceeded current assets by $11,858,727 and the accumulated deficit is $98,089,511 at March 31, 2009. Amounts outstanding and payable to creditors are in arrears and the Company is in negotiations with certain creditors to obtain extensions and settlements of outstanding amounts. The Company is currently in default on certain of its debt obligations and the Company has no future borrowings or funding sources available under existing financing arrangements. Management anticipates that significant additional capital expenditures will be necessary to develop the Company’s oil and natural gas properties, which consist primarily of proved reserves that are non-producing, before significant positive operating cash flows will be achieved.

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

Results of Operations Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

Oil and Natural Gas Revenues. Oil and natural gas revenues for the three months ended March 31, 2009 and 2008 were $187,226 and $400,805, respectively, a decrease of 53.29%. This decrease was attributed to oil and gas prices being higher in 2008.

License Fees, Royalties & Related Services. License fees, royalties and related services for the three months ended March 31, 2009 and 2008 were nil and $27,500, respectively, a decrease of  $27,500.  Licensing revenues decreased from $27,500 for 2008 to nil for the 2009 period. These fees were associated with the granting of sectional and regional licensing of the Company’s proprietary lateral drilling technology. The Company believes that licensing revenues will decrease in the near future as the Company is not currently actively marketing sublicenses of its technology in favor of concentrating on internal field development, but believe that with ongoing in-house usage of the technology, there will be future opportunities to market the technology based on results documented by the Company.

Production and Lease Operating Expenses. Production and lease operating expenses for the three months ended March 31, 2009 and 2008 were $275,720 and $253,114, respectively, an increase of 8.93%. This increase was attributed to initiating in the first quarter 2009 a workover program in the Delhi field.

Drilling Operating Expenses. Drilling operating expenses for the three months ended March 31, 2009 and 2008 were $1,980 and $3,741, respectively.  During the 2009 period the Company’s drilling subsidiary continued to incur operating costs as it ramped down from completing drilling three wells for the Company in Arkansas during 2009.

Revenue Sharing Royalties.  Revenue sharing royalties for the three months ended March 31, 2009 and 2008 were nil and $17,154, respectively, a decrease of $17,154.  This decrease was due to no interest sold in the quarter ended March 31, 2009.

Depletion, Depreciation and Amortization.   Depletion, depreciation, and amortization for the three months ended March 31, 2009 and 2008 were $139,852 and $460,992, respectively, a decrease of $321,140. The decrease was due to the decrease in depletion and depreciation of the reserve basis in the Marion and Belton Field.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2009 and 2008 were $2,305,679 and $4,366,459, respectively.  This net decrease of $2,060,780 was primarily the result of a decrease in consulting expenses and legal fees during the quarter ended March 31, 2009.

Interest Expense, net. Interest expense, net for the three months ended March 31, 2009 and 2008 was $279,889 and $1,584,508, respectively.   Interest expense related to debt decreased significantly as a result of the conversion of notes payable during the last quarter of 2008. In addition, the Company renegotiated its production payment payable with BlueRock in May of 2008 to reduce the interest rate from 18% to 8%, saving the Company approximately $100,000 in interest per quarter.

Net Loss. The Company incurred a loss from operations for the three months ended March 31, 2009 and 2008 of $2,815,897 and $6,118,176 respectively, specifically due to reasons discussed above.

Liquidity and Capital Resources

At March 31, 2009, the Company had a working capital deficit of $11,858,727 as compared to a working capital deficit of $11,397,281 at December 31, 2008.  Current liabilities increased to $12,076,424 at March 31, 2009 from $11,714,205 at December 31, 2008.

Net cash used in operating activities totaled $181,987 for the three months ended March 31, 2009.   Net cash provided by operating activities totaled $867,777 for the three months ended March 31, 2008.   Net cash used in operating activities for the 2009 period consists primarily of the net loss of $2,815,897 and the decrease in receivables of $108,062 offset by the net increase in accounts payable and accrued liabilities of $62,283, and by several non-cash charges including common stock issued for services valued at $1,650,000 and depletion, depreciation and amortization of $139,852. The reduction in cash used in operating activities in the 2009 period was primarily due to the limited availability of funds.

Net cash provided by investing activities totaled $54,073 for the three months ended March 31, 2009.  Net cash used in investing activities totaled $45,661 for the three months ended March 31, 2008.   Net cash provided by investing activities for the 2009 period consists primarily of proceeds from the sale of properties. These first quarter 2009 cash inflows were offset by capital expenditures for oil and natural gas properties of $11,703.

Net cash provided by financing activities totaled $60,412 and $771,043 for the three months ended March 31, 2009 and 2008, respectively.  Net cash provided by financing activities for the 2009 period consists of proceeds from new borrowings of $125,000.

Net cash used in discontinued operations totaled nil and $1,731,282 for the three months ended March 31, 2009 and 2008, respectively.

While the Company is actively seeking additional funding sources, no future borrowing or funding sources are available under existing financing arrangements.

Item 4T.    Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Chief Executive Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of March 31, 2009 our disclosure controls and procedures were not effective.

Management’s assessment of the effectiveness of the registrant’s internal control over financial reporting is as of the quarter ended March 31, 2009. Based on that evaluation, our management concluded that our control over financial reporting and related disclosure controls and procedures were not effective because our accounting processes lack appropriate segregation of responsibilities and accounting technical expertise necessary for an effective system of internal control. We believe that our lack of technical expertise constitutes a material weakness in our internal control. Notwithstanding this material weakness, management has taken the appropriate actions to immediately remedy this. The Company has taken the necessary steps to outsource the accounting function to a reputable third party accounting and financial consulting company that has the staff, technology, and resources to accommodate our needs as a reporting company. The Company has also implemented necessary internal controls to monitor and review all work performed by contracted accounting personnel in the preparation of financial statements. Internally, the company has also segregated duties to efficiently and effectively implement internal controls. Notwithstanding this material weakness, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our consolidated financial position and results of operations as of and for the quarter ended March 31, 2009. Furthermore, management believes that this material weakness will be remedied in the near term.

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

•
In the suit, Raymond Thomas, et al. vs. Ashley Investment Company, et al., in the 5th Judicial District Court for Richmond Parish, Louisiana, numerous present and former owners of property are seeking damages in an unspecified amount for alleged soil, groundwater and other contamination, allegedly resulting from oil and gas operations of multiple companies in the Delhi Field in Richmond Parish, Louisiana over a time period exceeding fifty years. Originally consisting of 14,000 acres upon discovery of the field in 1952, the Company acquired an interest in leases covering 1,400 acres in 2006. Although the suit was filed in 2005, and was pending when the Company acquired its interest in 2006, as part of the acquisition terms, the Company agreed to indemnify predecessors in title, including its grantor, against ultimate damages related to the prior operations, with the exception of Sun Oil which is now Anadarko. As part of the Company’s purchase terms, a Site Specific Trust Account was established with the State of Louisiana Department of Natural Resources intended to provide funds for remediation of the lands involved in its acquired interest. Principal defendants in the suit, in addition to the Company, include the Company’s indemnities including McGowan Working Partners, MWP North La, LLC., Murphy Exploration & Production Company, Ashley Investment Company, Eland Energy, Inc. and Delhi Package I, Ltd. The Company believes that it has meritorious defenses with regard to the plaintiffs’ claims and, thus, with regard to the extent of its monetary exposure under its indemnity obligation. The Company has and continues to defend the suit vigorously. Maxim has paid over $500,000 to pay legal fees and remediation costs.   The central issue is contamination of the groundwater at the Delhi Field.  Plaintiffs are landowners that claim the groundwater is polluted and needs to be extracted from the ground through a pumping process and disposed of remotely.  Plaintiff has made a settlement offers to the company of $6 million, which was rejected.  The plaintiffs made a second settlement offer of $3 million.  The company counter offered to pay for the remediation but no cash in addition to the remediation costs under 29-B standards.  No settlement has been reached.   A trial date has been set for July 1, 2009.  The company, with the legal fees and remediation already done and in process, believes its future exposure will be only legal bills and minor remediation.  The company granted McGowan Working Partners a first mortgage position on the field as they have been representing the company in the litigation and overseeing the remediation and they are a party the company agreed to indemnify when it purchased the field from them.  The company believes its total exposure is based upon the information currently available is $750,000 which is currently accrued.

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

•
In the suit LFU Fort Pierce, Inc d/b/a Labor Finders, our subsidiary Tiger Bend Drilling was sued for $284,988.  This has been expensed in 2007 and is reflected in our accounts payables at March 31, 2009 and December 31, 2008.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Common stock

None

Warrants

During the three months ended March 31, 2009, the Company granted 75,000 warrants to purchase the Company’s common stock with an exercise price of $0.75 per share for services provided. These warrants expire in five years from the date of grant. The estimated fair value of the warrants was determined using the Black-Scholes option pricing model and totaled $38,005.

Stock options

During the three months ended March 31, 2009, the Company granted options to purchase 175,000 shares of the Company’s common stock at an exercise price of $0.75 per share to six employees for services provided. These options expire five years from the date of grant. All options granted to employees in 2009 vested immediately on the grant. The estimated fair value of these stock options was determined on the grant date using the Black-Scholes option pricing model and totaled $66,604.

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

MAXIM TEP, INC.
(Registrant)

Date: May 20, 2009	By:	/s/ Robert D. Johnson
Robert D. Johnson
Chief Executive Officer