Form 10-Q
period 2009-06-30
MAXIM TEP, INC
filed 2009-08-13
CIK 1422220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:                      to

Commission File No.: 000-53093

Conquest Petroleum Incorporated
(Exact name of registrant as specified in its charter)

TEXAS	20-0650828
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

29400 Pitkin Road, Suite 308
Spring, Texas 77386
www.maximtep.com
__________________________________________
(Address of principal executive offices)

Registrant’s Telephone Number, Including Area Code: (281) 466-1530
Former Name and Address
Maxim TEP, Inc.
9400 Grogan’s Mill Road, Suite 205
The Woodlands, TX  77380

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
Yes ☐ No ☑

The number of shares of the registrant’s common stock outstanding as of July 20, 2009: 168,414,561 shares.

CONQUEST PETROLEUM INCORPORATED

Form 10-Q
For the Quarterly Period Ended June 30, 2009

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements Unaudited

CONQUEST PETROLEUM INCORPORATED

Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
	2009	2008

Assets
Current assets:
Cash and cash equivalents	$-	$67,502
Accounts receivable	58,995	163,745
Other receivable	50,307	64,633
Prepaid expenses and other current assets	105,275	21,044

Total current assets	214,577	316,924

Oil and natural gas properties (successful efforts method of accounting):
Proved	8,214,663	8,170,937
Unproved	1,070,371	1,125,919
	9,285,034	9,296,856

Less accumulated depletion, depreciation and amortization	(2,010,280)	(1,829,365)

Oil and natural gas properties, net	7,274,754	7,467,491

Property and equipment:
Land	112,961	112,961
Buildings	215,445	215,445
Leasehold improvements	244,025	244,025
Office equipment and computers	82,340	82,337
Furniture and fixtures	22,939	211,581
Field service vehicles and equipment	738,898	729,743
Drilling equipment	140,101	174,082
Total property and equipment	1,556,709	1,770,174
Less accumulated depreciation	(436,453)	(474,744)
Property and equipment, net	1,120,256	1,295,430

Other assets	617,013	489,176
Restricted cash	29	250,170
Total assets	$9,226,629	$9,819,191

See accompanying notes to consolidated financial statements

CONQUEST PETROLEUM INCORPORATED

Consolidated Balance Sheets (Continued)
(unaudited)

	June 30,	December 31,
	2009	2008

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$3,063,360	$3,276,126
Interest payable	753,293	605,934
Accrued payroll and related taxes and benefits	1,751,626	1,691,711
Accrued liabilities	1,039,995	1,039,995
Production payment payable, current	6,912,370	3,607,570
Current maturity of notes payable, net of discount	850,675	689,518
Current maturities of convertible notes payable, related parties, net of discount	853,041	803,350

Total current liabilities	15,224,360	11,714,204

Production payment payable	-	2,834,520
Deferred revenue	60,000	65,000
Asset retirement obligation	1,907,801	1,840,641

Total liabilities	17,192,161	16,454,365

Stockholders’ deficit:
Preferred stock, $0.00001 par value; 50,000,000 shares
authorized; 5,454,545 and 5,454,545 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	55	55
Common stock, $0.00001 par value; 250,000,000 shares
authorized;136,414,561 and 127,859,869 shares issued and 136,414,561 and 127,809,869 shares outstanding at June 30, 2009 and December 31, 2008, respectively	1,364	1,278
Stock payable	1,080,630	1,436,880
Additional paid-in capital	95,936,722	87,522,430
Accumulated deficit	(104,662,100)	(95,273,614)
Treasury stock, at cost (50,000 and 50,000 shares at
June 30, 2009 and December 31, 2008, respectively)	(322,203)	(322,203)

Total stockholders’ deficit	(7,965,532)	(6,635,174)

Total liabilities and stockholders’ deficit	$9,226,629	$9,819,191

See accompanying notes to consolidated financial statements

CONQUEST PETROLEUM INCORPORATED

Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30
	2009	2008	2009	2008

Revenues:
Oil and natural gas revenues	$187,663	$546,255	$374,889	$947,060
License fees, royalties and related services	9,000	7,192	9,000	34,692

Total revenues	196,663	553,447	383,889	981,752

Cost and expenses:
Production and lease operating expenses	116,939	190,554	394,639	438,414
Drilling operating expenses	-	-	-	3,741
Depletion, depreciation and amortization	118,973	456,869	258,825	917,861
Revenue sharing royalties	-	17,782	-	40,227
Accretion of asset retirement obligation	30,697	22,987	67,160	47,028
General and administrative expenses	6,328,578	4,674,891	8,634,257	9,041,349

Total cost and expenses	6,595,187	5,363,083	9,354,881	10,488,620

Loss from operations	(6,398,524)	(4,809,636)	(8,970,992)	(9,506,868)

Other income (expense):
Interest expense, net	(406,951)	(196,049)	(686,840)	(1,780,557)
Gain on transfer of assets		78,282		78,282
Gain/Loss on sale of assets	266,346		266,346
Other miscellaneous income (expense), net	(33,460)	-	3,000	163,528

Total other income (expense), net	(174,065)	(117,767)	(417,494)	(1,538,747)

Net loss before discontinued operations	(6,572,589)	(4,927,403)	(9,388,486)	(11,045,615)

Gain (loss) from discontinued operations	-	23,487,207	-	22,042,660

Net loss	$(6,572,589)	$18,559,804	$(9,388,486)	$10,997,045

Loss per common share for continuing operations
Basic and diluted	$(0.05)	$(0.05)	$(0.07)	$(0.11)

Net income per common share for discontinued operations
Basic and diluted	$-	$0.23	$-	$0.22

Weighted average common shares outstanding:
Basic and diluted	134,565,075	101,950,115	132,287,901	101,950,115

See accompanying notes to consolidated financial statements

CONQUEST PETROLEUM INCORPORATED

Consolidated Statements of Stockholders’ Deficit (unaudited)
For the Six Months Ended June 30, 2009

					Additional				Total
	Preferred Stock		Common Stock		Paid-In		Accumulated	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock Payable	Deficit	Stock	Equity (Deficit)
Balance at December 31, 2008	5,454,545	$55	127,859,869	$1,278	$87,522,430	$1,436,880	$(95,273,614)	$(322,203)	(6,635,174)

Common stock issued for services, nonemployee			4,599,692	46	3,449,722		-	-	3,449,768

Common stock issued to employees for services	-	-	4,005,000	40	3,003,710	-	-	-	3,003,750

Common stock options granted to employees for services	-	-	-	-	66,605	-	-	-	66,605

Expenses and payables paid by shareholder					1,856,250	(356,250)			1,500,000
Common stock warrants granted for services	-	-	-	-	38,005	-	-	-	38,005

Net loss	-	-	-	-	-	-	(9,388,486)	-	(9,388,486)

Balance at June 30, 2009	5,454,545	$55	136,464,561	$1,364	$95,936,722	$1,080,630	$(104,662,100)	$(322,203)	$(7,965,532)

See accompanying notes to consolidated financial statements

CONQUEST PETROLEUM INCORPORATED

Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(9,388,486)	$10,997,045
Net income from discontinued operations	-	22,042,660
Net loss from continuing operations	(9,388,486)	(11,045,615)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used) in operating activities
Depletion, depreciation and amortization	258,825	917,861
Accretion of asset retirement obligation	67,160	47,028
Gain on disposal of assets	(290,000)	(78,282)
Loss on sale of fixed assets	23,654	-
Expenses paid for by shareholders	1,500,000	-
Amortization of debt discount	80,848	487,530
Amortization of deferred financing costs	-	69,970
Bad debt expense	10,631	-
Common stock issued for services	6,453,518	7,759,370
Warrants issued for services	38,005	70,535
Options issued for services	66,605	307,885
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Notes receivable	-	(306,000)
Accounts receivable	122,771	(265,256)
Other receivable	(14,326)	(22,760)
Prepaid expenses and other current assets	(84,231)	12,709
Other assets	247,304	33,198
Accounts payable	(210,407)	307,366
Accrued expenses	301,716	659,729
Amortization of deferred revenue	(5,000)	(55,000)
Net cash provided by (used) in operating activities	(821,413)	(1,099,732)

Cash flows from investing activities:
Proceeds from sale of intangible assets	125,000	-
Cash paid for purchase of properties	(11,703)	(260,410)
Proceeds from sale of fixed assets	134,776	-
Change in oil and gas properties accrual	-	(627,949)
Proceeds from sale of net revenue interests and sharing agreements	-	675,000
Net cash provided by (used in) investing activities	248,073	(213,359)

Cash flows from financing activities:
Payment on production payment payable	(66,895)	-
Proceeds from issuance of notes payable	100,000	100,000
Proceeds from issuance of notes payable - related parties	30,000	300,000
Procceds from borrowings on production payment payable	442,733	(2,331)
Proceeds from issuance of common stock	-	1,328,099
Net cash provided by financing activities	505,838	1,725,768

Net cash used in discontinued operations	-	(420,428)
Decrease in cash and cash equivalents	(67,502)	(7,751)
Cash and cash equivalents - beginning of year	67,502	166,412
Cash and cash equivalents - end of year	$-	$158,661

 CONQUEST PETROLEUM INCORPORATED

Consolidated Statements of Cash Flows (unaudited)

Supplementary cash flow information:
Cash paid for interest	$153,240	$248,097

Non-cash investing and financing activities:
Notes payable and accrued interest exchanged for common stock, related party	$-	$(150,000)
Other liabilities exchanged for common stock, related party	$-	$150,000
Common stock exchanged for net revenue interest	$-	$675,000
Common stock issued upon conversion of debt & interest, related party	$-	$5,399,841
Common stock issued upon conversion of debt & interest	$-	$16,291,667
Notes payable and accrued interest exchanged for preferred stock, related party	$-	$1,250,000
Notes payable and accrued interest exchanged for preferred stock	$-	$1,750,000
Asset retirement obligation incurred	$-	$1,529
Common stock warrants granted in connectionwith NP, related party	$-	$15,778
Common stock warrants granted in connection with sale of net revenue interest	$-	$60,459
Common stock warrants granted to extend notes payable terms, related party	$-	$4,096
Common stock warrants granted to extend notes payable terms	$-	$5,734
Common stock warrants granted to extend put agreement terms	$-	$10,076
Beneficial conversion feature in connection with convertible debt, related party	$-	$15,778
Shares issued by shareholder to relieve stock payable	$356,250	$-

See accompanying notes to consolidated financial statements

CONQUEST PETROLEUM INCORPORATED and Subsidiaries

Notes to the Consolidated Financial Statements
(unaudited)
June 30, 2009

Note 1 –	Financial Statement Presentation

Organization and nature of operations

CONQUEST PETROLEUM INCORPORATED, formerly Maxim TEP, Inc.  was formed in 2004 as a Texas corporation to acquire, develop, produce and exploit oil and natural gas properties. The Company’s major oil and natural gas properties are located in Louisiana, Kentucky, Arkansas, and New Mexico. The Company’s executive offices are located in Spring (Houston), Texas.  At the annual shareholder’s meeting in June, 2009, the shareholders approved the change of Maxim TEP, Inc. to Conquest Petroleum. to more closely identify the Company as an independent oil and gas company.  On August 5, 2009, after approval from the regulatory agencies, the name change to Conquest Petroleum became effective.

Going concern

As presented in the unaudited consolidated financial statements, the Company has incurred a net loss of $9,388,486 during the six months ended June 30, 2009, and losses are expected to continue in the near term. Current liabilities exceeded current assets by $15,009,783 and the accumulated deficit is $104,662,100 at June 30, 2009. Amounts outstanding and payable to creditors are in arrears and the Company is in negotiations with certain creditors to obtain extensions and settlements of outstanding amounts. The Company is currently in default on certain of its debt obligations and the Company has no future borrowings or funding sources available under existing financing arrangements. Management anticipates that significant additional capital expenditures will be necessary to develop the Company’s oil and natural gas properties, which consist primarily of proved reserves that are non-producing, before significant positive operating cash flows will be achieved.

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

CONQUEST PETROLEUM INCORPORATED and Subsidiaries

Notes to the Consolidated Financial Statements
(unaudited)
June 30, 2009

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

The following table is a reconciliation of the ARO liability for the six months ended June, 2009 and the year ended December 31, 2008:

	June 30,	December 31,
	2009	2008

Asset retirement obligation at beginning of period	$1,840,641	$1,149,267

Liabilities incurred	-	1,530
Revisions to previous estimates	-	594,209
Dispositions	-	(33,375)
Accretion expense	67,160	129,010

Asset retirement obligation at end of period	$1,907,801	$1,840,641

CONQUEST PETROLEUM INCORPORATED and Subsidiaries

Notes to the Consolidated Financial Statements
(unaudited)
June 30, 2009

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

The Company recognized stock-based compensation expense from annual stock granted to employees for the six months ended June 30, 2009 of $3,003,750.  The Company recognized stock-based compensation expense from stock granted to non-employees for the six months ended June 30, 2009 of $3,449,768.  The Company recognized stock-based compensation expense from warrants granted to non-employees for the three months ended June 30, 2009 of $38,005.  The Company recognized stock-based compensation expense from options granted to employees for the six months ended June 30, 2009 of $66,605.

Earnings per share

Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilutive effects of common stock equivalents such as options, warrants and convertible securities. Due to the Company incurring a net loss during the six months ended June 30, 2009 and 2008, basic and diluted loss per share are the same as all potentially dilutive common stock equivalents are anti-dilutive. Under SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” entities that have issued mandatorily redeemable shares of common stock or entered into forward contracts that require physical settlement by repurchase of a fixed number of the issuer’s equity shares of common stock in exchange for cash shall exclude the common shares that are to be redeemed or repurchased in calculating basic and diluted earnings per share.  For the six months ended June 30, 2009 and 2008, the Company excluded 230,833 weighted average common shares outstanding for shares issued with put options from its earnings per common share calculation.

CONQUEST PETROLEUM INCORPORATED and Subsidiaries

Notes to the Consolidated Financial Statements
(unaudited)
June 30, 2009

Note 3 –	Debt

Notes payable consist of the following at June 30, 2009 and December 31, 2008:

	June 30,	December 31,
	2009	2008

Notes payable	$900,000	$800,000
Notes payable, related party	180,000	-
Convertible notes payable, related party	700,000	850,000

	1,780,000	1,650,000

Less unamortized debt discount	(76,284)	(157,132)

	1,703,716	1,492,868
Less current maturities:
Notes payable, net of discount	(850,675)	(689,518)
Convertible notes payable, related party, net of discount	(853,041)	(803,350)

Notes payable, net of current maturities and discount	$-	$-

Notes payable

The Company has a note payable with an individual investor aggregating $400,000 at June 30, 2009. This note payable matured on September 30, 2007 bearing interest at fixed rate of 18%.  Interest will accrue from the note issue date and is due and payable either at maturity or quarterly or semi-annually until maturity.  The Company is in default on notes payable of $400,000 at June 30, 2009, and is in the process of renegotiating its terms. This note payable in default is accruing interest at an additional 10% (28% total) and additional late fees may apply.  This note payable is unsecured.   Texas usury laws prevents interest rates above 18% and as such, the Company has not accrued interest above the 18% limit.

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

During the second quarter of 2009, the Company borrowed an additional $5,000 due and payable on April 16, 2010 from a related party at an interest rate of 8%.  Simple interest accrues from the note issue date and is due and payable either at maturity or quarterly or semi-annually until maturity.

CONQUEST PETROLEUM INCORPORATED and Subsidiaries

Notes to the Consolidated Financial Statements
(unaudited)
June 30, 2009

Note 3 –	Debt (Continued)

Convertible notes payable

During 2005, the Company executed a convertible note payable with a related party investor aggregating $700,000. This note payable matured March 29, 2007, bearing interest at a fixed rate of 9%. Simple interest will accrue from the note date and is due and payable quarterly until maturity. Should the 9% convertible note go into default, interest will accrue at a rate of 18%. The note is unsecured. This note payable is convertible into shares of the Company’s common stock at an exchange rate of $0.75 per share, or into 933,333 shares of common stock. At June 30, 2009 and December 31, 2008, the Company had $700,000 outstanding of convertible notes payable to this investor. The maturity date on this note was extended to mature on September 30, 2007 and then extended again to March 30, 2008, whereby the Company issued the note holder warrants to purchase 466,666 shares of the Company’s common stock at an exercise price of $0.75 per share for a period of five years and then issued warrants to purchase another 466,666 shares of the Company’s common stock at an exercise price of $0.75 per share for a period of three years, as fees for the extensions. The fair value of the warrants is being amortized to interest expense using the effective interest method over the extension periods. The extension also revised the notes payable to bear interest at 12% from October 1, 2007 through March 30, 2008 and 18% in the event of default. The Company is currently in default on this note payable and is in negotiations with the note holder.

Production Payment with BlueRock Energy Capital, LTD

Effective May 1, 2008, the Company finalized its negotiations with BlueRock Energy Capital, LTD (“BlueRock”) to restructure its monthly production payment facility on its Marion Field. The new agreement calls for a reduction of the interest rate from its current 18% to 8% and to give back to the Company up to $25,000 of its production payment per month so that the field would be cash flow positive. The Company’s obligations  under these new terms  would be to seek refinancing of the production payment payable or the outright purchase of the production payable by no later  than the anniversary of the execution of the new agreement. Should the Company not meet this obligation, BlueRock has the option of taking back the field in full payment of the production payment payable or reverting back to the previous terms under the existing agreement. As of June 30, 2009 , the Company determined this production payment facility was due within the next twelve months and hence classified as current liability.  This agreement has since been extended for 6 months until October 30, 2009.

Effective May 1, 2009, the Company notified BlueRock that the Company was in default under the Conveyance and the Production Agreement.  A third amendment was finalized and the 8% interest rate was increased back to 18%.

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

CONQUEST PETROLEUM INCORPORATED and Subsidiaries

Notes to the Consolidated Financial Statements
(unaudited)
June 30, 2009

Note 3 –	Debt (Continued)

Interest expense, net

Interest expense consists of the following for the six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Interest expense related to debt	$(4,786)	$191,882	$605,992	$1,223,057

Amortization of deferred financing costs	-	4,167	-	69,970

Amortization of debt discount	(17,561)	-	80,848	487,530

	$(22,347)	$196,049	$279,889	$1,780,557

Note 4 –	Discontinued Operations

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

CONQUEST PETROLEUM INCORPORATED and Subsidiaries

Notes to the Consolidated Financial Statements
(unaudited)
June 30, 2009

Note 4 –	Discontinued Operations (continued)

	Three Months Ended June		Six Months Ended June
	2009	2008	2009	2008

Operating revenues	$-	$286,344	$-	$942,201

Operating costs and expenses	-	180,685	-	586,795

Other income (expenses), net	-	545,771	-	(1,148,523)

Income (loss) from discontinued	-	651,430	-	(793,117)
operations, net of taxes

Gain on disposal of discontinued	-	22,835,777	-	22,835,777
operations, net of taxes

Net income	$-	$23,487,207	$-	$22,042,660

Basic and diluted income per share
from discontinued operations	-	0.23		0.22

Total	-	0.23		0.22

Weighted average number of
common shares outstanding

Basic and diluted	134,565,075	101,950,115	132,287,901	101,950,115

Note 5 –	Stockholders’ Equity

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

During the second quarter of 2008, the Company issued 5,454,545 shares of Series A Preferred Stock in exchange for $3,000,000 of corporate notes payable.  At June 30, 2009, there were 5,454,545 shares of Series A Preferred Stock issued and outstanding.

CONQUEST PETROLEUM INCORPORATED and Subsidiaries

Notes to the Consolidated Financial Statements
(unaudited)
June 30, 2009

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

During the six months ended June 30, 2009, the Company issued 4,005,000 shares of common stock with a fair value of $0.75 per share or $3,003,750 to employees of the Company for services.

During the three months ended June 30, 2009, the Company issued 4,599,692 shares of common stock with a fair value of $0.75 per share or $3,449,768 to third parties for services.

During the six months ended, 2,457,000 shares of common stock with a fair value of $0.75 per share or $1,856,250 were transferred by shareholders for the benefit of the Company.  These transferred shares of common stock were recorded as $1,125,000 for consulting services, $356,250 as a relief of stock payable and $375,000 reduction of an outstanding accounts payable during the six months ended June 30, 2009.

Warrants

During the six months ended June, 2009, warrants to acquire 75,000 shares of the Company’s common stock with an exercise price of $0.75 per share were granted for services.  These warrants expire five years from the date of grant.  The fair value of the warrants was determined using the Black-Scholes option pricing model and totaled $38,005.

The following is a summary of the warrant activity for the quarter ended June 30, and the year ended December 31,

	2009		2008
		Weighted		Weighted
	Number of	Average	Number of	Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding, beginning of period	15,297,489	$0.75	14,089,946	$0.75

Granted	75,000	0.75	1,207,543	0.75
Exercised	–	–	–	0.75
Expired or cancelled	(200,000)	–	–	0.75

Outstanding, end of period	15,172,489	$0.75	15,297,489	$0.75

The fair value of common stock warrants granted is estimated at the date of grant using the Black-Scholes option pricing model by using the historical volatility of comparable public companies. The calculation also takes into account the common stock fair market value at the grant date, the exercise price, the expected life of the common stock warrant, the dividend yield and the risk-free interest rate. Following are the assumptions used during the quarter ended June 30 and the year ended December 31:

	2009	2008
Risk free rate	1.67%	1.79%-2.23%
Expected life	5 years	5-10 years
Volatility	86%	67%
Dividend yield	0%	0%

CONQUEST PETROLEUM INCORPORATED and Subsidiaries

Notes to the Consolidated Financial Statements
(unaudited)
June 30, 2009

Note 5 –	Stockholders’ Equity (Continued)

Stock options

During the six months ended June 30, 2009, the Company granted options to purchase 175,000 shares of the Company’s common stock at an exercise price of $0.75 per share to employees for services provided.  These options expire 5 years from the date of grant.  All the options granted to employees in 2009 vested immediately on the grant date.  The estimated fair value of these stock options was determined on the grant date using the Black-Scholes option pricing model and totaled $66,605.

The following is a summary of the option activity for the quarter ended June 30, and the year ended December 31,

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

CONQUEST PETROLEUM INCORPORATED and Subsidiaries

Notes to the Consolidated Financial Statements
(unaudited)
June 30, 2009

Note 6 –	Commitments and Contingencies

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

•
In the suit, Raymond Thomas, et al. vs Ashley Investment Company, et al., on June 26, 2009, the Judge for the 5th District Court, Louisiana approved the Judgment Dismissing Maxim and other Defendants and the Judgment Approving Maxim and other Defendants’ Settlement Agreement of Delhi Field Claims.  Maxim will be responsible for the remaining remediation costs to restore the surface leases to standards set by the Louisiana Department of Natural Resources. The Company will also be responsible for the payment of certain remediation, legal, and expert witness expenses incurred in the past and paid by a 3rd party.   The Company has accrued a liability for this remediation of $750,000 as of December 31, 2008.  There was no change to the liability for the six months ended June 30, 2009.

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

•
In the suit LFU Fort Pierce, Inc d/b/a Labor Finders, our subsidiary Tiger Bend Drilling was sued for $284,988.  This has been expensed in 2007 and is reflected in our accounts payables at June 30, 2009 and December 31, 2008.

•
In the suit with Anthony Austin, Mr. Austin was let go in January 2008 after working 3 months and has filed a claim for $1,000,000.  Mr. Austin’s attorney has since withdrawn from the case and on April 14, 2009 the court granted a motion for directed verdict in Maxim’s favor.

CONQUEST PETROLEUM INCORPORATED and Subsidiaries

Notes to the Consolidated Financial Statements
(unaudited)
June 30, 2009

Note 6 –	Commitments and Contingencies (continued)

•
In the suit with Don Shein, Mr. Shein is claiming back salary, severance expenses and commissions that do not coincide with our accounting and his employment contract.  He also lent the company $100,000.  We have come to an agreement whereby Mr. Shein will extend his $100,000 loan and the company has facilitated the issuance of 375,000 shares of the company’s common stock by a third party shareholder.  The issuance of shares by the third party shareholder on the Company’s behalf relieved $356,250 from stock payable as of June 30, 2009.

•	The former CEO, Marvin Watson is claiming expenses, past salary and severance in regards to his employment. The company sees no merit in his claim and will defend itself vigorously.
•
The law firm Maloney Martin & Mitchell is seeking payment for services rendered with regards to the GEF/ South Belridge settlement.  At this point the amount and probability of payment is not determinable.

Note 7 –	Reporting by Business Segments

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

Note 8 –	Subsequent Events

On August 5, 2009, the Company changed its name to Conquest Petroleum Incorporated.

On August 10, 2009, the Company had a ten-for-one reverse stock split.

The Company received $1,500,000 restricted funding from an external source (“the Lender”) to bring the Delhi field wells back into production and to satisfy certain obligations regarding the settlement of the Delhi lawsuit.  The terms of the restricted funding were the issuance of a $1,500,000 note payable at an interest rate of 15% due and payable on June 30, 2010 (principal and interest), and the issuance of 2,000,000 shares of restricted common stock  (the “Closing Shares”) valued at $0.75 per share as an inducement to loan the funds. If the principal and interest are not re-paid at the end of the one year period, the Lender  will gain legal right and title to 30,000,000 penalty shares of restricted common stock valued at $.75 per share (“Penalty Shares”). The Penalty Shares are being held by the Lender and will become the property of the Lender in the event of default. Also, the Company executed  a  term assignment of an overriding royalty interest in the Delhi Field equal to fifteen percent of eight-eights (15% of 8/8ths) of all revenue attributable to Hydrocarbons produced and saved from or attributable or allocable to the Delhi Field net of severance taxes for a period of 30 months ending on December 31, 2011.  Further, if a total of $4,500,000 (to include the principal and interest repayment) is not paid at the end of the 30 month period, the Company will make a cash payment to cover the deficiency.

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

Going Concern

As presented in the unaudited consolidated financial statements, the Company has incurred a net loss of $9,388,486 during the six months ended June 30, 2009, and losses are expected to continue in the near term. Current liabilities exceeded current assets by $15,009,783 and the accumulated deficit is $104,662,100 at June 30, 2009.  Amounts outstanding and payable to creditors are in arrears and the Company is in negotiations with certain creditors to obtain extensions and settlements of outstanding amounts. The Company is currently in default on certain of its debt obligations and the Company has no future borrowings or funding sources available under existing financing arrangements. Management anticipates that significant additional capital expenditures will be necessary to develop the Company’s oil and natural gas properties, which consist primarily of proved reserves that are non-producing, before significant positive operating cash flows will be achieved.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Three Months Ended June 30 2009 Compared to the Three Months Ended June 30, 2008

Oil and Natural Gas Revenues. Oil and natural gas revenues for the three months ended June 30, 2009 and 2008 were $187,663 and $546,255, respectively, a decrease of 65.65%. This decrease was attributed to oil and gas prices being higher in 2008.

License Fees, Royalties & Related Services. License fees, royalties and related services for the three months ended June 30, 2009 and 2008 were $9,000 and $7,192, respectively, an increase of $1,808.  These fees were associated with the granting of sectional and regional licensing of the Company’s proprietary lateral drilling technology. The Company believes that licensing revenues will decrease in the near future as the Company is not currently actively marketing sublicenses of its technology in favor of concentrating on internal field development, but believe that with ongoing in-house usage of the technology, there will be future opportunities to market the technology based on results documented by the Company.

Production and Lease Operating Expenses. Production and lease operating expenses for the three months ended June 30, 2009 and 2008 were $116,939 and $190,554, respectively, a decrease of 38.63%.  This decrease was attributable to reductions in staff and decrease in well workover activity.

Revenue Sharing Royalties.  Revenue sharing royalties for the three months ended June 30, 2009 and 2008 were nil and $17,782 respectively, a decrease of $17,782.  This decrease was due to no interest sold in the quarter ended June 30, 2009.

Depletion, Depreciation and Amortization.   Depletion, depreciation, and amortization for the three months ended June 30, 2009 and 2008 were $118,973 and $456,869, respectively, a decrease of $337,896. The decrease was due to the decrease in depletion and depreciation of the reserve basis in the Marion and Belton Field.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2009 and 2008 were $6,328,578 and $4,674,891, respectively.  This net increase of $1,653,687 reflects non-cash expenses for compensation and third party services.  The Company issued common stock valued at $1,125,000 and $3,465,759, respectively as compensation and consulting expenses during the three months ended June 30, 2009.

Interest Expense, net. Interest expense, net for the three months ended June, 2009 and 2008 was $406,951 and $196,049, respectively.   Interest expense related to debt decreased significantly as a result of the conversion of notes payable during the last quarter of 2008. In addition, the BlueRock interest increased from 8% to 18% resulting in an additional interest expense of $100,000.

Net Loss. The Company incurred a loss from operations for the three months ended June, 2009 and 2008 of $6,572,589 and $4,927,403 respectively, specifically due to reasons discussed above.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

 Six Months Ended June 30 2009 Compared to the Six Months Ended June 30, 2008

Oil and Natural Gas Revenues. Oil and natural gas revenues for the six months ended June 30, 2009 and 2008 were $374,889 and $947,060, respectively, a decrease of 60.42%. This decrease was attributed to oil and gas prices being higher in 2008.

License Fees, Royalties & Related Services. License fees, royalties and related services for the six months ended June 30, 2009 and 2008 were $9,000 and $34,962, respectively, an increase of $25,692.  These fees were associated with the granting of sectional and regional licensing of the Company’s proprietary lateral drilling technology. The Company believes that licensing revenues will decrease in the near future as the Company is not currently actively marketing sublicenses of its technology in favor of concentrating on internal field development, but believe that with ongoing in-house usage of the technology, there will be future opportunities to market the technology based on results documented by the Company.

Production and Lease Operating Expenses. Production and lease operating expenses for the six months ended June 30, 2009 and 2008 were $394,639 and $438,414, respectively, a decrease of 9.99%.  This decrease was attributable to reductions in staff and decrease in well workover activity.

Revenue Sharing Royalties.  Revenue sharing royalties for the six months ended June 30, 2009 and 2008 were nil and $40,227 respectively, a decrease of $40,227.  This decrease was due to no interest sold in the quarter ended June 30, 2009.

Depletion, Depreciation and Amortization.   Depletion, depreciation, and amortization for the six months ended June 30, 2009 and 2008 were $258,825 and $917,861, respectively, a decrease of $659,036. The decrease was due to the decrease in depletion and depreciation of the reserve basis in the Marion and Belton Field.

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2009 and 2008 were $8,634,257 and $9,041.349, respectively.  This net decrease of $407,092 is due to the continued efforts by management to curtail expenses during the six ended June 30, 2009.  Included in the expenses for the six months ended June 30, 2009 are non-cash expenses of $2,775,000 and $4,404,002, respectively for compensation and third party services.

Interest Expense, net. Interest expense, net for the six months ended June, 2009 and 2008 was $686,840 and $1,780,557, respectively.   Interest expense related to debt decreased significantly as a result of the conversion of notes payable during the last quarter of 2008.

Net Loss. The Company incurred a loss from operations for the six months ended June, 2009 and 2008 of $9,388,486 and $11,045,615 respectively, specifically due to reasons discussed above.

Liquidity and Capital Resources

At June 30, 2009, the Company had a working capital deficit of $15,009,783 as compared to a working capital deficit of $11,397,281 at December 31, 2008.  Current liabilities increased to $15,224,360 at June 30, 2009 from $11,714,204 at December 31, 2008.

Net cash used in operating activities totaled $821,413 for the six months ended June 30, 2009.   Net cash used by operating activities totaled $1,099,732 for the six months ended June 30, 2008.   Net cash used in operating activities for the 2009 period consists primarily of the net loss of $9,388,486 and the increase in receivables of $122,771 added to the net increase in accounts payable and accrued liabilities of $36,898, and by several non-cash charges including common stock issued for services valued at $6,453,518 and depletion, depreciation and amortization of $258,825. The reduction in cash used in operating activities in the 2009 period was primarily due to the limited availability of funds.

Net cash provided by investing activities totaled $248,073 for the six months ended June 30, 2009.  Net cash used in investing activities totaled $213,359 for the six months ended June 30, 2008.   Net cash provided by investing activities for the 2009 period consists primarily of proceeds from the sale of properties.

Net cash provided by financing activities totaled $505,838 and $1,725,768 for the six months ended June 30, 2009 and 2008, respectively.  Net cash provided by financing activities for the 2009 period consists of proceeds from new borrowings of $130,000 and funds provided by BlueRock for the Marion Field expenses.

While the Company is actively seeking additional funding sources, no future borrowing or funding sources are available under existing financing arrangements.

Item 4T.    Controls and Procedures.  An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Chief Executive Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of June 30, 2009 our disclosure controls and procedures were not effective.

Management’s assessment of the effectiveness of the registrant’s internal control over financial reporting is as of the quarter ended June 30, 2009. Based on that evaluation, our management concluded that our control over financial reporting and related disclosure controls and procedures were not effective because our accounting processes lack appropriate segregation of responsibilities and accounting technical expertise necessary for an effective system of internal control. We believe that our lack of technical expertise constitutes a material weakness in our internal control. Notwithstanding this material weakness, management has taken the appropriate actions to immediately remedy this. The Company has implemented necessary internal controls to monitor and review all work performed by accounting personnel in the preparation of financial statements. Internally, the company has also segregated duties to efficiently and effectively implement internal controls. Notwithstanding this material weakness, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our consolidated financial position and results of operations as of and for the quarter ended June 30, 2009. Furthermore, management believes that this material weakness will be remedied in the near term.

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

•
In the suit, Raymond Thomas, et al. vs Ashley Investment Company, et al., on June 26, 2009, the Judge for the 5th District Court, Louisiana approved the Judgment Dismissing Maxim and other Defendants and the Judgment Approving Maxim and other Defendants’ Settlement Agreement of Delhi Field Claims.  Maxim will be responsible for the remaining remediation costs to restore the surface leases to standards set by the Louisiana Department of Natural Resources. The Company will also be responsible for the payment of certain remediation, legal, and expert witness expenses incurred in the past and paid by a 3rd party.   The Company has accrued a liability for this remediation of $750,000 as of December 31, 2008.  There was no change to the liability for the six months ended June 30, 2009.

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

•
In the suit with Don Shein, Mr. Shein is claiming back salary, severance expenses and commissions that do not coincide with our accounting and his employment contract.  He also lent the company $100,000.  We have come to an agreement whereby Mr. Shein will extend his $100,000 loan and the company has facilitated the issuance of 375,000 shares of the company’s common stock by a third party shareholder.  . The issuance of shares by the third party shareholder on the Company’s behalf relieved $281,250 from stock payable as of June 30, 2009.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Common stock

During the six months ended June 30, 2009, the Company issued 4,005,000 shares of common stock with a fair value of $0.75 per share or $3,003,750 to employees of the Company for services.

During the six months ended June 30, 2009, the Company issued 4,599,692 shares of common stock with a fair value of $0.75 per share or $3,449,768 to third parties for services.

During the six months ended, 2,457,000 shares of common stock with a fair value of $0.75 per share or $1,856,250 were transferred by shareholders for the benefit of the Company.

During the six months ended $356,250 was relieved from stock payable by the transfer of shares by shareholders for the benefit of the Company

Warrants

During the six months ended June 30, 2009, the Company granted 75,000 warrants to purchase the Company’s common stock with an exercise price of $0.75 per share for services provided. These warrants expire in five years from the date of grant. The estimated fair value of the warrants was determined using the Black-Scholes option pricing model and totaled $38,005.

Stock options

During the six months ended June 30, 2009, the Company granted options to purchase 175,000 shares of the Company’s common stock at an exercise price of $0.75 per share to six employees for services provided. These options expire five years from the date of grant. All options granted to employees in 2009 vested immediately on the grant. The estimated fair value of these stock options was determined on the grant date using the Black-Scholes option pricing model and totaled $66,605.

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

CONQUEST PETROLEUM INCORPORATED
(Registrant)

Date: August 13, 2009	By:	/s/ Robert D. Johnson
Robert D. Johnson
Chief Executive Officer