Form 10-K/A
period 2008-12-31
Conquest Petroleum Inc
filed 2009-11-16
CIK 1422220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A

(Amendment No. 1)

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
www.conquestpetroleum.com
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

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding as of April 15, 2009: 130,084,869 shares.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchancage on which registered
Common Stock, par value $0.00001 per share	OCTB

Securities registered pursuant to Section 12(g) of the Act: None

The Company was not publicly trading at the end of the quarter ended June 30, 2008 and therefore no aggregate market value of the voting and non-voting common equity held by non-affiliates could be determined.

CONQUEST PETROLEUM INCORPORATED

Cautionary Notice Regarding Forward Looking Statements

Conquest Petroleum Incorporated desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. This report contains a number of forward-looking statements that reflect management's current views and expectations with respect to business, strategies, future results and events and financial performance. All statements made in this Annual Report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to revenues, cash flow, profitability, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward looking statements. In particular, the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” “will,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking.

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions and apply only as of the date of this report. Conquest’s actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in “Risk Factors” as well as those discussed elsewhere in this report, and the risks discussed in press releases and other communications to stockholders issued by Conquest from time to time which attempt to advise interested parties of the risks and factors that may affect the business. Except as may be required under the federal securities laws, Conquest undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.BUSINESS

Company Overview

Conquest Petroleum Incorporated  (“Conquest” or the “Company”), is headquartered in The Woodlands, Texas, a suburb of Houston. The Company is an oil and natural gas exploration, development and production (E&P) company geographically focused on the onshore United States. The Company’s operational focus is the acquisition, through the most cost effective means possible, of production or near production of oil and natural gas field assets. Targeted fields generally have existing wells that are often past primary energy recovery, but whose enhancement through secondary and tertiary recovery methods could revitalize them. Targeted fields also have the availability of additional drilling sites. The Company seeks to have an inventory of existing wells to enhance and a number of new drilling sites to maintain growth, while increasing reserves and cash flow. Conquest uses both conventional and non-conventional methods to bring non-producing wells back into production and to minimize operational costs.

Business Strategy

The following are key elements of our business strategy:

Phase One – Acquisition Phase

The Company sought financing for its Phase One which was to acquire low risk, mature fields with proven and probable reserves. Conquest secured initial funding from several accredited investors, and set out to acquire fields with existing wells and infill development drilling opportunities, and now currently owns the rights to oil and natural gas leases in Kentucky, Louisiana, Arkansas and New Mexico.

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

Phase Two – Completion of Existing Wells Phase

In Phase Two, the Company’s strategy is exploitation of its fields by investing in low risk workover programs on existing wells, monetize significant upside in workover wells on already proved assets, and develop proved developed non-producing wells into proved developed producing (PDPs) assets with no associated exploration risk.  Conquest  has over 32 existing wells in the Delhi and Belton fields with expected full production of 538 Bbl/d and 300 Mcf/d.  This phase is highly dependent on the Company’s ability to secure funding from debt and equity sources.

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

RESTRUCTURING - Employees

During 2008, the Company underwent a thorough restructuring in all aspects of its business from employees, consultants, office services, and field services.  In January of 2008, the company had 35 full-time employees and 8 recurring consultants.   As of December 31, 2008, Conquest and its subsidiaries had a total of 12 full-time employees and one recurring field consultant. There are five full-time employees at the Company’s corporate headquarters in The Woodlands, Texas and 8 in its subsidiaries.

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

The following describes legal action being pursued against the Company outside the ordinary course of business:

•
In the suit, Raymond Thomas, et al. vs. Ashley Investment Company, et al., in the 5th Judicial District Court for Richmond Parish, Louisiana, numerous present and former owners of property are seeking damages in an unspecified amount for alleged soil, groundwater and other contamination, allegedly resulting from oil and gas operations of multiple companies in the Delhi Field in Richmond Parish, Louisiana over a time period exceeding fifty years. Originally consisting of 14,000 acres upon discovery of the field in 1952, the Company acquired an interest in leases covering 1,400 acres in 2006. Although the suit was filed in 2005, and was pending when the Company acquired its interest in 2006, as part of the acquisition terms, the Company agreed to indemnify predecessors in title, including its grantor, against ultimate damages related to the prior operations, with the exception of Sun Oil,  which is now Anadarko. As part of the Company’s purchase terms, a Site Specific Trust Account was established with the State of Louisiana Department of Natural Resources intended to provide funds for remediation of the lands involved in its acquired interest. Principal defendants in the suit, in addition to the Company, include the Company’s indemnities including McGowan Working Partners, MWP North La, LLC., Murphy Exploration & Production Company, Ashley Investment Company, Eland Energy, Inc. and Delhi Package I, Ltd. The Company believes that it has meritorious defenses with regard to the plaintiffs’ claims and, thus, with regard to the extent of its monetary exposure under its indemnity obligation. The Company has and continues to defend the suit vigorously. Conquest has paid over $500,000 to pay legal fees and remediation costs.   The central issue is contamination of the groundwater at the Delhi Field.  Plaintiffs are landowners that claim the groundwater is polluted and needs to be extracted from the ground through a pumping process and disposed of remotely.  Plaintiff has made a settlement offer to the Company of $6 million, which was rejected.  The plaintiffs made a second settlement offer of $3 million.  The Company counter offered to pay for the remediation but no cash in addition to the remediation costs under 29-B standards.  No settlement has been reached.   A trial date has been set for July 1, 2009.  The company, with the legal fees and remediation already done and in process, believes its future exposure will be only legal bills and minor remediation.  The Company granted McGowan Working Partners a first mortgage position on the field as they have been representing the Company in the litigation and overseeing the remediation and they are a party the Company agreed to indemnify when it purchased the field from them.  The Company believes its total exposure based upon information currently available is $750,000 which is currently accrued.

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

•
 Anthony Austin, a former employee, was let go in January 2008 after working 3 months and has filed a claim for $1,000,000.  Mr. Austin’s attorney has since withdrawn from the case and on April 14, 2009, the court granted a motion for directed verdict in Conquest’s favor.

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

Impairment of Oil and Natural Gas Properties. Impairment of oil and natural gas properties for 2008 and 2007 was $5,291,298 and $250,000, respectively. Management performed its impairment evaluation of its long lived assets and determined that the Belton Field, Marion Field and Days Creek Field required an impairment charge of $1,114,737, $4,000,051 and $87,642, respectively, and impairment of $88,868 for rig equipment, due to the future cash flows from the Company’s interest in this field not being able to cover the cost basis of this property.

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

Gain From Discontinued Operations: During April 2008, the Company sold its South Belridge Field in a three party transaction that involved Mercuria Partners, a majority shareholder in Orchard Petroleum, and Conquest TEP, PLC as an all inclusive deal to eliminate all debt, joint interest rights and obligations amongst all three parties, for a cash consideration of $35,781,654 and the issuance of 21,700,000 shares of common stock of the Company issued to Conquest TEP, PLC. The total field sales price plus the additional debt relieved resulted in total consideration of $43,477,199. The net cost basis of the field at the time of closing was $4,366,422. In addition, the Company incurred additional expenses of $16,275,000 from the issuance of common stock at $0.75 per share.  This amounted to a gain of $22,835,777.

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

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PAGE
Conquest Petroleum Incorporated –
Report of Independent Registered Public Accounting Firm	28
Balance Sheets at December 31, 2008 and 2007	29-30
Statements of Operations for the Years Ended December 31, 2008 and 2007	31
Statements of Cash Flows for the Years Ended December 31, 2008 and 2007	32-33
Statements of Changes in Stockholders’ (Deficit) for Years Ended December 31, 2008 and 2007	34
Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Conquest Petroleum Incorporated

We have audited the accompanying consolidated balance sheets of Conquest Petroleum Incorporated (formerly Maxim TEP, Inc.) (the “Company”) as of December 31, 2008 and 2007 and the related consolidated statements of operations, cash flows and stockholders’ deficit for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Conquest Petroleum Incorporated as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ M&K CPAS, PLLC
www.mkacpas.com
Houston, Texas
April 15, 2009

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements

Conquest Petroleum Incorporated
Consolidated Balance Sheets
As of December 31, 2008 and 2007
	December 31,	December 31,
	2008	2007

Assets
Current assets:
Cash and cash equivalents	$67,502	$187,342
Accounts receivable	163,745	122,644
Other receivable	64,633	304,198
Inventories	-	88,868
Prepaid expenses and other current assets	21,044	103,771
Deferred financing costs, net	-	51,800
Current assets of discontinued operations	-	1,468,309
Total current assets	316,924	2,326,931

Oil and natural gas properties (successful efforts method of accounting):
Proved	8,170,937	11,236,731
Unproved	1,125,919	3,706,590
	9,296,856	14,943,321

Less accumulated depletion, depreciation and amortization	(1,829,365)	(916,172)

Oil and natural gas properties, net	7,467,491	14,027,149

Property and equipment:
Land	112,961	112,961
Buildings	215,445	217,550
Leasehold improvements	244,025	244,025
Office equipment and computers	82,337	79,769
Furniture and fixtures	211,581	211,581
Field service vehicles and equipment	729,743	694,310
Drilling equipment	174,082	174,082
Total property and equipment	1,770,174	1,734,278
Less accumulated depreciation	(474,744)	(298,536)
Property and equipment, net	1,295,430	1,435,743

Intangible assets, net	-	4,881,302
Other assets	489,176	496,046
Restricted cash	250,170	-
Long term assets of discontinued operations	-	11,771,108
Total assets	$9,819,191	$34,938,279

See accompanying notes to consolidated financial statements

Conquest Petroleum Incorporated
Consolidated Balance Sheets (Continued) (Audited)

	December 31,	December 31,
	2008	2007

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$3,276,127	$2,911,025
Interest payable	605,934	609,356
Accrued payroll and related taxes and benefits	1,691,710	1,056,272
Accrued liabilities	1,039,995	1,038,851
Production payment payable, current	3,607,570	3,851,649
Current maturity of notes payable, net of discount	689,518	400,000
Current maturities of notes payable, related parties, net of discount	803,350	5,161,025

Total current liabilities	11,714,205	15,028,178

Notes payable, net of current maturities and discount	-	1,750,000
Notes payable, related parties, net of current maturities and discount	-	1,250,000
Production payment payable, long term	2,834,520	3,026,296
Deferred revenue	65,000	125,000
Asset retirement obligation	1,840,641	1,149,267
Long term liabilities of discontinued operations	-	51,375,538

Total liabilities	16,454,366	73,704,279

Commitments and contingencies	-

Stockholders’deficit:
Preferred stock, $0.00001 par value; 50,000,000 shares
authorized; 5,454,545 and zero shares issued and outstanding at December 31, 2008 and December 31, 2007, respectively	55	-
Common stock, $0.00001 par value; 250,000,000 shares
authorized; 127,859,869 and 85,604,516 shares issued and 127,784,869 and 85,604,516 shares outstanding at December 31, 2008 and December 31, 2007, respectively	1,278	856
Stock payable	1,436,880
Additional paid-in capital	87,522,430	50,477,255
Accumulated deficit	(95,273,614)	(89,244,111)
Treasury stock, at cost (50,000 and 25,000 shares at
December 31, 2008 and December 31, 2007, respectively)	(322,203)	-

Total stockholders’ deficit	(6,635,174)	(38,766,000)

Total liabilities and stockholders’ deficit	$9,819,191	$34,938,279

See accompanying notes to consolidated financial statements

Conquest Petroleum Incorporated
Consolidated Statements of Operations
For The Years Ended December 31, 2008 and 2007

	Year Ended December 31,
	2008	2007

Revenues:
Oil and natural gas revenues	$1,822,893	$1,852,365
Drilling services revenues	-	329,018
License fees, royalties and related services	163,458	257,500

Total revenues	1,986,351	2,438,883

Cost and expenses:
Production and lease operating expenses	1,295,693	1,664,279
Drilling operating expenses	4,628	1,059,168
Costs attributable to license fees and related services	132,202	20,000
Exploration costs	-	458,650
Depletion, depreciation and amortization	1,993,100	1,555,939
Revenue sharing royalties	145,583	144,157
Impairment of investments	42,808	1,365,712
Impairment of oil and natural gas properties	5,291,298	250,000
Environmental remediation costs	457,551	-
Accretion of asset retirement obligation	129,010	81,127
General and administrative expenses	12,066,402	8,492,384

Total cost and expenses	21,558,273	15,091,416

Loss from operations	(19,571,922)	(12,652,532)

Other income (expense):
Gain on settlement of debt	400,000	-
Impairment of LHD patent technology	(4,034,989)	-
Interest expense, net	(2,222,429)	(4,254,448)
Gain on sale of assets	602,879
Loss on settlement	(1,368,000)
Interest Income	45,417
Other miscellaneous income (expense), net	(703,601)	13,938

Total other income (expense), net	(7,280,723)	(4,240,510)

Net loss before discontinued operations	(26,852,644)	(16,893,042)

Gain (loss) from discontinued operations	20,823,141	(13,092,498)

Net loss	$(6,029,503)	$(29,985,540)

Net Income/(Loss) per common share from discontinued
Basic and diluted	$0.18	$(0.16)

Net loss per common share from continuing operations:
Basic and diluted	$(0.23)	$(0.37)

Weighted average common shares outstanding:
Basic and diluted	114,939,598	80,023,513

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

Conquest Petroleum Incorporated
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2008 and 2007

	Year Ended December 31,
	2008	2007
Cash flows from continuing operating activities:
Net income (loss)	$(6,029,503)	$(29,985,540)
Net income from discontinued operations	20,823,141	(12,671,174)
Net loss for continuing operations	$(26,852,650)	$(16,893,042)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depletion, depreciation and amortization	1,993,100	1,555,939
Accretion of asset retirement obligation	129,010	110,443
Gain on extinguishment of debt	(400,485)	-
Loss on disposal of assets	-	1,365,712
Impairment of oil and gas property	5,291,298	250,000
Impairment of LHD patent technology	4,034,989	-
Amortization of debt discount	523,352	126,552
Amortization of deferred financing costs	61,638	1,332,482
Stock based compensation	11,068,330	2,539,140
Bad debt expense	42,808	-
Loss on note settled with preferred stock	543,722	-
Gain on sale of overriding royalty interest	(421,733)	-
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	(211,323)	209,582
Other receivable		(522,735)
Inventories		207,124
Prepaid expenses and other current assets	(170,372)	(25,673)
Accounts payable and accrued expenses	3,463,973	1,005,216
Other current liabilities	(60,000)	-
Accrued payroll and related taxes and benefits	-	645,492
Interest payable and accrued liabilities	-	1,957,272
Deferred revenue	-	40,000

Net cash used in operating activities	(964,344)	(6,096,496)

Cash flows from investing activities:

Acquisitions of oil and gas property	(582,799)	(50,000)
Capital expenditures for oil and gas properties	-	(6,917,866)
Capital expenditures for property and equipment and other assets	-	(70,714)
Change in oil and gas properties accrual	-	1,377,660
Proceeds from sale of oil and natural gas equipment	-	50,000
Proceeds from disposition of oil & gas properties	1,282,931	2,250,000
Proceeds from sale of net revenue interests and sharing agreements	675,000	620,000
Proceeds from sale of other assets	16,732	500,000
Proceeds from dividend on investments	-	14,022
Purchase of fixed assets	(50,359)	-
Investment in other assets		(225,000)

Net cash used in investing activities	1,341,505	(2,451,898)
Cash flows from financing activities:

Payment on production payment payable	-	(14,482)
Proceeds - issuance of notes payable	400,000	-
Principal payments on notes payable and production payable	-	(779,475)
Proceeds - issuance of notes payable - related parties	450,000	1,582,333
Principal payments on notes payable - related parties	(2,333)	(312,666)
Proceeds - issuance of common stock	1,350,598	2,941,349
Proceeds from issuance of common stock with put options	606+9-	200,000
Proceeds - issuance of treasury shares	-	(18,750)
Purchase of treasury shares		244,000
Common stock offering costs	-	(133,010)

Net cash provided by financing activities	2,198,265	3,709,299

Conquest Petroleum Incorporated
Consolidated Statements of Cash Flows (Continued) (Audited)

	For the Year Ended December 31
	2008	2007

Net cash (used in) and provided by discontinued operations	(2,695,266)	2,060,544

Decrease in cash and cash equivalents	(119,840)	(2,778,551)

Cash and cash equivalents - beginning of year	187,342	2,965,893

Cash and cash equivalents - end of year	$67,503	$187,342

Supplementary cash flow information:
Cash paid for interest	$248,097	$1,889,215

Non-cash investing and financing activities:
Notes payable and accrued interest exchanged for common stock, related party	$-	$202,126
Notes payable and accrued interest exchanged for common stock	-	56,912
Notes payable and accrued interest exchanged for oil and gas properties	8,267,685	-
Reserve report revisions to asset retirement obligations	(579,879)	-
Discount recorded on debt with attached warrants	242,180	-
Common stock issued for the purchase of oil and gas properties	18,750	-
Beneficial conversion feature on related party notes payable	50,537	-
Common stock issued upon expiration of put options	433,330	-
Common stock issued for working interest in oil and natural gas well	-	122,501
Common stock issued for working interest in oil and natural gas well, related party	-	157,499
Common stock issued to settle accrued payroll	-	788,065
Treasury stock issued to settled accrued payroll	-	6,000
Notes payable and accrued interest exchanged for preferred stock	-	1,750,000
Notes payable and accrued interest exchanged for preferred stock, related party	-	1,250,000
Asset retirement obligation incurred	-	330,299
Common stock warrants granted in connection with note payable conversion	-	11,006
Common stock warrants granted in connection with note payable conversion, related party	-	14,600
Common stock warrants granted in connection with sale of net revenue interest	-	26,520
Common stock warrants granted in connection with sale of net revenue interest, related party	-	6,630
Common stock warrants granted to extend notes payable terms	-	145,521
Common stock warrants issued in connection with notes payable ,
related party	-	91,264
Common stock warrants granted to extend notes payable terms, related party	-	259,210
Common stock warrants granted as offering costs	-	1,131,636

See accompanying notes to consolidated financial statements

Conquest Petroleum Incorporated and Subsidiaries
Notes to the Consolidated Financial Statements

Note 1 –	Financial Statement Presentation

Organization and nature of operations

Conquest Petroleum Incorporated was formed in 2004 as a Texas corporation to acquire, develop, produce and exploit oil and natural gas properties. The Company’s major oil and natural gas properties are located in Louisiana, Kentucky, Arkansas, and New Mexico. The Company’s executive offices are located in The Woodlands (Houston), Texas.

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

Beneficial conversion features

From time to time, the Company may issue convertible notes that have detached warrants and may contain an imbedded beneficial conversion feature. A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the remaining unallocated proceeds of the note after first considering the allocation of a portion of the note proceeds to the fair value of the warrants, if related warrants have been granted. In accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments,” the intrinsic value of the beneficial conversion feature is recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is amortized to interest expense over the life of the note using the interest method.   During the year ended December 31, 2008, beneficial conversion features related to convertible notes payable totaling $261,730 were recorded, all of which was attributable to related parties.
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

Accordingly, the Company recorded $7,195,367 as impairment of proved oil and natural gas properties and related equipment on the South Belridge Field during the three months ended March 31, 2007, which is reflected within discontinued operations for the twelve months ended December 31, 2007.  The Company recorded $5,291,298 for December 31, 2008 in determining that the Belton Field, Marion Field and Days Creek Field required an impairment charge of $1,114,737, $4,000,051,$87,642 and impairment of $88,868 for rig equipment respectively

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets”.   If the carrying amount of the asset, including any intangible assets associated with that asset, exceeds its estimated future undiscounted net cash flows, the Company will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value. The fair value used to calculate the impairment for a producing oil and natural gas field that produces from a common reservoir is first determined by comparing the undiscounted future net cash flows associated with total proved properties to the carrying value of the underlying evaluated property. If the cost  of the underlying evaluated property is in excess of the undiscounted future net cash flows, the future net cash flows are discounted at 10%, which the Company believes approximates fair value, to determine the amount of impairment.

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

The following table is a reconciliation of the ARO liability for continuing operations for the twelve months ended December 31 2008 and 2007:

	Twelve Months Ended December,
	2008	2007

Asset retirement obligation at beginning of period	$1,506,305	$1,159,808

Liabilities incurred	1,529	30,939
Revisions to previous estimates	594,209	(28,362)
Dispositions	(390,412)	(94,246)
Accretion expense	129,010	81,127

Asset retirement obligation at end of period	$1,840,641	$1,149,266

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

Notes payable

The Company had a note payable with an individual investor aggregating $400,000 at December 31, 2008. This notes payable matured on December 31, 2007, bearing interest at a fixed rate of 18%.  Interest will accrue from the note issue date and is due and payable either at maturity or quarterly or semi-annually until maturity. The Company is in default on this note payable at December 31, 2008, and is in the process of renegotiating its terms. This note payable in default is accruing interest at an additional 10% (28% total) and additional late fees may apply. This note payable is unsecured.

The Company had a note payable with an individual investor aggregating $700,000 at December 31, 2008. This notes payable matured on March 30, 2008, bearing interest at fixed rate of 12%. Simple interest will accrue from the note issue date and is due and payable either at maturity or quarterly or semi-annually until maturity. The Company is in default on this note payable at December 31, 2008, and is in the process of renegotiating its terms. This note payable in default is accruing interest at 18%. This note payable is unsecured.

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

Effective September 12, 2006, the Company and a related party entered into a formal purchase and sale agreement to purchase their right, title and interest in the LHD Technology for a total purchase price of $4,750,000, comprised of $4,000,000 of cash and 1,000,000 shares of the Company’s common stock valued at $750,000 (see Note 4). During 2006, as part of the payment consideration, the Company issued two notes payable to the seller totaling $1,650,000 and $2,000,000, respectively. These notes payable matured on June 1, 2007 and December 31, 2007, respectively, and interest accrued at a fixed interest rate of 8% starting from January 1, 2007 and January 1, 2008, respectively, until the amounts are paid. The Company had a total of $3,578,000 outstanding at December 31, 2007. Subsequent to December 31, 2007, the lender converted the entire $3,578,000 of the outstanding notes payable into shares of the Company’s common stock at $0.75 per share.  During 2007, the Company borrowed $262,333 from officers of the Company. These notes matured on December 31, 2007 and did not bear interest. As of December 31, 2007, $240,666 was repaid and $2,666 was offset against a receivable, leaving a remaining $19,001 outstanding. These notes were in default at December 31, 2007, but have been repaid or renegotiated in the first quarter of 2008.

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

During the twelve months ended December 31, 2008, related party note holders converted notes payable of $420,000 and $8,841 of accrued interest into 571,788 shares of the Company’s common stock at a conversion rate of $0.75 share.

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

Interest expense, net

Interest expense consists of the following for the twelve months ended December 31:

	Twelve Months Ended December 31,
	2008	2007

Interest expense related to debt	$1,635,964	$2,586,350

Amortization of deferred financing costs	324,735	1,312,605

Amortization of debt discount	261,730	85,163

Interest expense related to stock put options	-	333,333

Capitalized interest	-	(42,125)

Interest income	-	(20,877)
	$2,222,429	$4,254,448

Note 4 –	Discontinued Operations

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

Warrants

During 2008 and 2007, the Company granted 1,207,543 and 4,356,887, warrants respectively to purchase the Company’s common stock with an exercise price of $0.75 per share in connection with the sale of the Company’s common stock. These warrants expire in three and five years from the date of grant. The estimated fair value of the warrants was determined using the Black-Scholes option pricing model and totaled $365,018. Of these warrants issued in 2007, 2,018,750 were granted to related parties. The estimated fair value of the warrants was determined using the Black-Scholes option pricing model and totaled $1,308,559 and was recorded as common stock offering costs included in additional paid-in capital during 2007.

During 2007, the Company entered into various note payable agreements with related and unrelated third party investors to fund its operations (see Note 5 under the caption “Detachable common stock warrants”). At December 31, 2007, certain note payable agreements provided for warrants to purchase a total of 470,000 of the Company’s common stock, respectively, at an exercise price of $0.75 per share of which 470,000 shares were granted to related parties. These warrants expire three or five years from the date of grant. The fair value of these warrants was determined using the Black-Scholes option pricing model and was recorded as a debt discount totaling $91,264 during the year ended December 31, 2007.   The debt discount is being amortized to interest expense over the life of the notes using the effective interest method.

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

00.

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

 In addition, during 2007, the Company granted options to purchase 650,000 shares, of the Company’s common stock at an exercise price of $0.75 per share to employees for services provided. These options expire five or seven years from the date of grant. Of these options granted, 400,000 were 100% vested on the date of grant during 2007, and 250,000 granted in 2007 vest within 90 days from the grant date. The estimated fair value of these stock options was determined on the grant date using the Black-Scholes option pricing model to be $192,240, of which $192,240 was amortized to general and administrative expense during 2007.

The following is a summary of the stock option activity for the years ended December 31:

	2008		2007
	Number of	Weighted		Weighted
	Shares	Average	Number of	Average
		Exercise Price	Shares	Exercise Price

Non-vested beginning of year	14,089,946	$0.75	5,597,494	$0.75

Granted	3,674,156	0.75	1,850,000	0.75

Vested	(3,674,156)	–	(2,375,000)	0.75

Non vested, end of year	-	$0.75	–	$0.75

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

 At December 31, 2008, the Company has net operating loss carryforwards of approximately $71 million for federal income tax purposes. These net operating loss carryforwards may be carried forward in varying amounts until 2024 and may be limited in their use due to significant changes in the Company's ownership.

A reconciliation of the income tax provision computed at statutory tax rates to the income tax provision for the twelve months ended December 31 is as follows:

	Twelve Months Ended December 31,

	2008	2007
Federal income tax expense (benefit) at statutory rate	34%	-34%
Change in valuation allowance	-34%	34%
Total income tax provision	0%	0%

Note 9 –	Commitments and Contingencies

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

•
In the suit, Raymond Thomas, et al. vs. Ashley Investment Company, et al., in the 5th Judicial District Court for Richmond Parish, Louisiana, numerous present and former owners of property are seeking damages in an unspecified amount for alleged soil, groundwater and other contamination, allegedly resulting from oil and gas operations of multiple companies in the Delhi Field in Richmond Parish, Louisiana over a time period exceeding fifty years. Originally consisting of 14,000 acres upon discovery of the field in 1952, the Company acquired an interest in leases covering 1,400 acres in 2006. Although the suit was filed in 2005, and was pending when the Company acquired its interest in 2006, as part of the acquisition terms, the Company agreed to indemnify predecessors in title, including its grantor, against ultimate damages related to the prior operations, with the exception of Sun Oil which is now Anadarko. As part of the Company’s purchase terms, a Site Specific Trust Account was established with the State of Louisiana Department of Natural Resources intended to provide funds for remediation of the lands involved in its acquired interest. Principal defendants in the suit, in addition to the Company, include the Company’s indemnities including McGowan Working Partners, MWP North La, LLC., Murphy Exploration & Production Company, Ashley Investment Company, Eland Energy, Inc. and Delhi Package I, Ltd. The Company believes that it has meritorious defenses with regard to the plaintiffs’ claims and, thus, with regard to the extent of its monetary exposure under its indemnity obligation. The Company has and continues to defend the suit vigorously. Conquest has paid over $500,000 to pay legal fees and remediation costs.   The central issue is contamination of the groundwater at the Delhi Field.  Plaintiffs are landowners that claim the groundwater is polluted and needs to be extracted from the ground through a pumping process and disposed of remotely.  Plaintiff has made a settlement offers to the company of $6 million, which was rejected.  The plaintiffs made a second settlement offer of $3 million.  The company counter offered to pay for the remediation but no cash in addition to the remediation costs under 29-B standards.  No settlement has been reached.   A trial date has been set for July 1, 2009.  The company, with the legal fees and remediation already done and in process, believes its future exposure will be only legal bills and minor remediation.  The company granted McGowan Working Partners a first mortgage position on the field as they have been representing the company in the litigation and overseeing the remediation and they are a party the company agreed to indemnify when it purchased the field from them.  The company believes its total exposure is based upon the information currently available is $750,000 which is current year accrual.

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

	December
	2008	2007

Total assets:
Oil and natural gas exploration and production	$2,834,327	$9,230,185
Drilling services	0	0
Lateral drilling services	4,876,972	4,876,972
Other	2,107,892	7,591,705
Total	$9,819,191	$21,698,862

	Twelve Months Ended
	2008	2007
Revenues:
Oil and natural gas revenues	$1,822,893	$1,852,365
Drilling services revenue	-	329,018
License fees, royalties and related services	163,458	257,500
Total	$1,986,351	$2,438,883

Operating income (loss):
Oil and natural gas exploration and production	(2,473,032)	(3,073,932)
Drilling services	(5,865)	(736,984)
Lateral drilling services	(29,015)	(397,235)
Total	(2,507,912)	(4,208,150)

Corporate expenses (1)	(11,315,162)	(8,444,383)
Interest expense, net	(2,222,429)	(4,254,448)
Other miscellaneous income (expense), net	(10,807,142)	13,938

Net loss	$(26,852,645)	$(16,893,043)

Depletion, depreciation and amortization:
Oil and natural gas exploration and production	$1,932,829	$877,954
Drilling services	-	5,465
Lateral drilling services	60,271	634,735
Other	-	37,785
Total	$1,993,100	$1,555,939

Capital expenditures
Oil and natural gas exploration and production	$(1,251)	$5,400,089
Drilling services	-	-
Lateral drilling services	-	-
Other	1,251	17,578
Total	$-	$5,417,667

(1) Includes non-cash charges for the fair value of stock options granted to employee and non-employee directors for services of $1,256,633

Note 11 –	Supplementary Financial Information on Oil and Natural Gas Exploration, Development and Production Activities (Unaudited)

The following disclosures provide unaudited information required by SFAS No. 69, “Disclosures About Oil and Gas Producing Activities.”

Results of operations from oil and natural gas producing activities

The Company’s oil and natural gas properties are located within the United States. The Company currently has no operations in foreign jurisdictions.  Results of operations from oil and natural gas producing activities are summarized below for the years ended December 31:

	2008	2007
Revenues	1,986,351	2,438,883
Production (lifting) costs:
Production and lease operating expenses	1,295,692	1,664,279
Revenue sharing royalties	145,583	144,157
Exploration costs		458,650
Impairment of oil and natural gas properties	5,291,298	7,445,367
Accretion of asset retirement obligation	129,010	81,127
Depreciation, depletion and amortization	1,993,100	1,555,939

Total costs	8,854,683	13,788,402

Pretax income (loss) from producing activities	(6,868,332)	(8,910,636)
Income tax expense	–	–
Results of oil and natural gas producing activities (excluding overhead and interest costs)	(6,868,332)	(8,910,636)

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

Proved oil and natural gas reserve quantities at December 31, 2008 and 2007, and the related discounted future net cash flows are based on estimates prepared by independent petroleum engineers. The reserves as of December 31, 2008 were derived from reserve estimates prepared by the independent reserve engineers; Mark Newendorp for the Delhi Field and the Marion Field. The reserves as of December 31, 2007 were derived from reserve estimates prepared by the independent reserve engineers; Aluko & Associates, Inc. for the Delhi Field and the South Belridge Field, Haas Petroleum Engineering Services, Inc. for  the Stephens Field, Netherland, Sewell & Associates, Inc. for the Marion Field, and Lee Keeling and Associates, Inc. for the Days Creek Field. Such estimates have been prepared in accordance with guidelines established by the Securities and Exchange Commission.

The Company’s net ownership interests in estimated quantities of proved oil and natural gas reserves and changes in net proved reserves are summarized below as of December 31:

Note 11 –	Supplementary Financial Information on Oil and Natural Gas Exploration, Development and Production Activities (Unaudited) (Continued)

	Barrels of Oil and Condensate
	2008	2007
Oil
Proved developed and undeveloped reserves:
Beginning of year	2,609,815	2,464,821
Purchase of oil and natural gas property in place	-	6,048
Discoveries and extensions	-	587,337
Revisions	(1,323,492)	(20,343)
Sale of oil and natural gas properties in place	-	(389,687)
Production	11,277	(23,880)
End of year	1,297,600	2,609,815
Proved developed reserves at beginning of year	146,596	146,196
Proved developed reserves at end of year	1,297,600	146,596

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

Standardized measure

The standardized measure of discounted future net cash flows relating to the Company’s ownership interests in proved oil and natural gas reserves for the years ended December 31 are shown below:

	Cubic Feet of Natural Gas
	2008	2007
Gas
Proved developed and undeveloped reserves:
Beginning of year	1,987,875	4,300,316
Pruchase of oil and natural gas property in place	-	58,180
Discoveries and extensions	-	-
Revisions	3,094,136	(2,516,359)
Sale of oil and natural gas properties in place	-	-
Production	257,989	145,738
End of year	5,340,000	1,987,875
Proved developed reserves at beginning of year	1,987,875	1,987,875
Proved developed reserves at end of year	5,340,000	1,987,875

	2008	2007
Future cash inflows	56,975,022	256,364,851
Future oil and natural gas operation expenses	(16,552,930)	(57,090,933)
Future development costs	(895,990)	(7,547,995)
Future income tax expenses	-	-
Future net cash flows	39,526,102	191,725,922
10% annual discount for estimating timing of cash flow	(16,047,672)	(86,861,662)
Standardized measure of discounted future net cash flow	23,478,430	104,864,261

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

In January of 2009, a consultant was granted 150,000 shares of common stock 100,000 stock options to purchase the Company’s common stock at an exercise price of $0.75 per share.

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

PKF had been our principal independent accountants and had reported on the financial statements for the fiscal years ended December 31, 2007 and 2006 and the interim periods through September 30, 2008. The audit report of PKF on the consolidated financial statements of Conquest Petroleum Incorporated as of and for the fiscal years ended December 31, 2007 and 2006 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to audit scope or accounting principles.

In connection with the audits of the Company’s consolidated financial statements for the fiscal years ended December  31, 2007 and 2006 and through the date of this dismissal, there were: (1) no disagreements between Conquest and PKF on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of PKF, would have caused PKF to make reference to the subject matter of the disagreement in their report on Conquest’s consolidated financial statements for such year, and (2) no reportable events within the meaning set forth in Item 304 of Regulation S-K.

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
(2)	Any matter that was the subject of a disagreement or a reportable event (as described in Item 304(a) (1) (iv) of Regulation S-B.

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

During our review of controls for the audited period ended December 31, 2008, and in the process of preparing our Annual Report, our management discovered that there are material weaknesses in our internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified during the preparation of the Annual Report were (i) insufficient evidence of a robust corporate governance function; (ii) lack of sufficient resources with SEC, generally accepted accounting principles (GAAP); (iii) inadequate security over information technology and (iv) lack of evidence to document compliance with the operation of internal accounting controls in accordance with our policies and procedures. These control deficiencies could result in a material misstatement of significant accounts or disclosures that would result in a material misstatement to our interim or annual financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies constitute material weaknesses.

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

Management is currently evaluating remediation plans for the above control deficiencies. In our evaluation, Management analyzed the costs and benefits of several different options to improve our internal controls over financial reporting. The following options for improving the controls were analyzed as the proposed remediation plan (i) hiring a qualified CFO with both GAAP and SEC reporting experience, (ii) forming an internal audit department, (iii) subscribing to GAAP and SEC reporting databases, (iv) additional staffing to provide segregation of duties and a review infrastructure for financial reporting, and (v) developing an information technology department to provide security over our information and to help facilitate electronic filing. In the evaluation, Management estimated implementation of the proposed remediation plan within 1 to 2 years. It was concluded from our evaluation that the costs to implement the plan were greater than the benefits to be received, and Management therefore passed on implementation until operations of the Company have improved. Due to the current operating condition of the company, and the current and future outlook of the economic climate, we do not foresee the ability to adequately implement the remediation plan within the foreseeable future.

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
M&K CPAS, PLLC, an independent registered public accounting firm, was not required to and has not issued an attestation report concerning the effectiveness of our internal control over financial reporting as of December 31, 2008 pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B.    OTHER INFORMATION
None

ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS

The following is a list of the directors and executive officers of the Company on December 31, 2008.

Name	Age	Position	Year First Elected or Appointed
Robert D. Johnson	62	Chairman of the Board, President and CEO	Became President May 1, 200 and Chairman and CEO on July 28, 2008
Robert C. Johnson	64	Director	Became Director November 1, 2008
Harvey Pensack	85	Director	Became Director June 12, 2004
Arturo Henriquez	38	CFO	Became CFO August 1, 2008

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

ITEM 11.EXECUTIVE COMPENSATION

The following table sets forth the total compensation awarded to, earned by, or paid to our “principal executive officer,” and our other named executive officers for all services rendered in all capacities to us in 2008 and 2007 and 2006.

					Warrant and
Name and		Contract		Stock	Option	All Other
Principal		Salary	Contract	Awards	Awards	Compensation		Total
Position	Year	-3	Bonus	-4	-5	-6

W. Marvin Watson	2006	$240,000	$–	$813,500	$70,800	$11,679		$1,135,979
Chairman/President
Director of Development & Corporate Structure	2007	$385,000	$–	$–	$44,469	$11,980		$441,449
(7)(8)	2008	$385,000	$–	$2,475,000	$61,242	$5,838		$2,927,080

Robert D. Johnson
Chief Executive Officer (1)(9)	2008	$300,000	$–	$861,234	$942,641	$–		$2,103,875

Robert Sepos	2006	$300,000	$200,000	$–	$–	$14,921		$514,921
VP/Chief Operating Officer	2007	$300,000	$–	$–	$–	$19,677		$319,677
(10)(11)(12)	2008	$300,000	$–	$–	$–		$	$300,000

Dominick F. Maggio	2006	$300,000	$200,000	$–	$–	$17,176		$517,176
VP/Chief Information Officer	2007	$300,000	$–	$–	$–	$23,584		$323,584
(10)(11)(12)	2008	$300,000	$–	$–	$–	$–		$300,000

Arturo Henriquez
Chief Financial Officer (2)	2008	$300,000	$–	$–	$–	$–		$300,000

-1	Robert D. Johnson has deferred all compensation to assist the Company with cash flows as of May 1, 2008.
-2	Arturo Henriquez has deferred all compensation to assist the Company with cash flows as of August 1, 2008.
-3	Bonuses were components of Employee Agreements, the majority of which payments were deferred by all the Executives to assist the Company with cash flow requirements.
-4
Amounts represent the dollars recognized for financial statement reporting purposes with respect to the fiscal yearin accordance with SFAS No. 123(R). See Note 2 of the notes to consolidated financial statementsincluded elsewhere in this Registratio

-5
Amounts represent the dollars recognized for financial statement reporting purposes with respect to the fiscal yearin accordance with SFAS No. 123(R) excluding forfeiture estimates. See Note 2 of the notes to consolidated financial statementsinclude

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

Name	No. of Securities Underlying Unexercised Options Exercisable(1)	No. of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
Robert D. Johnson	2,574,156	–	$0.75	05/01/2018

(1)	These options were fully vested on the date of grant.

Director Compensation

The following table sets forth the total compensation awarded to, earned by, or paid to each person who served as a director during fiscal year 2008, other than a director who also served as a named executive officer. Our directors who are not executive officers did not receive any cash compensation during 2008 for serving on our board of directors. We have a policy of reimbursing our directors for their reasonable out-of-pocket expenses incurred in attending Board and committee meetings. Pursuant to the terms of our 2005 Incentive Compensation Plan, each director upon appointment or election to the board is entitled to receive an option to acquire 150,000 shares of Common Stock on the date elected with an exercise price of $0.75 per share. In addition, for as long as the 2005 Incentive Compensation Plan remains in effect and shares of Common Stock remain available for issuance there under, each director serving on the Board shall automatically be granted an option to acquire 150,000 shares of Common Stock, with an exercise price of $0.75 per share, each year.  This plan was subsequently changed to 50,000 warrants cumulative per year on November 19, 2008.

	Stock Option	Stock Warrant		Total
Name	Awards(1)	Awards
Carl Landers	$61,242		$-	$61,242
Harvey Pensack	$61,242		$16,407	$77,649	(2	)(3)(4)
John P. Ritota	$61,242		$-	$61,242
Robert C. Johnson	$-		$94,818	$94,818	(5	)(6)
John J. Dorgan	$61,242		$5,259	$66,501
Glenn Biggs	$61,242		$5,259	$66,501	(8)
Steve Warner	$-		$-	$-
Marvin Watson	$61,242	$		$61,242
Robert D. Johnson	$942,641	$		$942,641

1)
Amounts represent the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with SFAS No. 123(R) excluding forfeiture estimates. See Note 2 of the notes to consolidated financial statements included else where in this Annual Report for a discussion of our assumptions in determining the SFAS No.123(R) fair values of our option awards.

2)	Mr. Pensack received 25,000 warrants with an exercise price of $0.75 per share for a note payable.
3)	Mr. Pensack received 15,000 warrants with an exercise price of $0.75 per share for the extension of a note payable
4)	Mr. Pensack received 28,125 warrants with an exercise price of $0.75 per share with a stock purchase.
5)	Mr.Robert C. Johnson received 100,000 warrants with an exercise price of $0.75 per share for fund raising services.
6)	Mr. Robert C.Johnson received 100,000 warrants with an exercise price of $0.75 per share for a note payable.
7)	Mr. Jack Dorgan received 25,000 warrants with an exercise price of $0.75 per share for a note payable.
8)	Mr. Glenn Biggs received 25,000 warrants with an exercise price of $0.75 per share for a note payable.

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

Five Percent or More
Name and Position	Business Address	Total	Percent of
			Class
Maxim TEP, Limited	1 London Wall	21,700,000	16.97%
	London, EC 2Y 5AB

Harvey Pensack	7309 Barclay Court	12,845,546	9.79%
Director	University Park, FL 34201
	Individually Owned
	Harvey Pensack Revocable Living Trust
	Joan Pensack

Carl Landers	141 S. Union Street	7,122,500	5.54
Director	Madisonville, KY 42431
	Individually Owned

Robert McCann	160 Yacht Club Way	6,618,334	5.17%
	Hypoluxo, FL 33462

The following table sets forth beneficial ownership of the Company’s common stock as of December 31, 2008 for each of the named executive officers and directors individually and as a group. The percentage ownership is based on 127,859,869 shares of common stock outstanding as of December 31, 2008.

Name and Position	Business Address	Total	Percent of
			Class
Harvey Pensack (1)	7309 Barclay Court
Director	University Park, FL 34201	12,845,546	9.79%

	Individually Owned
	Harvey Pensack Revocable Living Trust
	Joan Pensack

Carl Landers (2)	141 S. Union Street
Director	Madisonville, KY 42431	7,122,500	5.54%
01/01 -07/28/08

W. Marvin Watson (3)	Individually Owned
Chairman of the Board	11 Steepbank Drive
Chief Executive Officer	The Woodlands, TX 77381	5,566,549	4.33%
01/01 -07/28/08
	Individually Owned

Dr. John P. Ritota, Jr.(4)	Individually Owned
01/01 -07/28/08	919 Seagate Drive	4,141,667	3.18%
	Delray Beach, FL 33483

Robert Sepos	Individually Owned
Vice President &	87 Robindale Circle
Chief Operating Officer	The Woodlands, TX 77382	2,213,135	1.73%
01/01 - 01/25/08

Dominick F. Maggio	110 Bethany Bend Circle
Vice President	The Woodlands, TX 77382
Chief Information Officer	Individually Controlled &
and Corporate Secretary	Owned by AMDG Incorporated	1,390,922	1.09%

John J. Dorgan (5)	555 Byron Street
Director	Palo Alto, CA 94301	1,965,675	1.52%
01/01 -07/28/08	Individually Owned

Robert D. Johnson (6)	13606 Bermuda Dunes Court
CEO	Houston, TX 77069
	Individually Owned	3,722,468	2.85%

Steve Warner (7)	400 N Flagler Drive, #1601
Director	West Palm Beach, FL 33401
	Individually Owned	1,025,000	0.80%

Glenn Biggs (8)	1208 South Main Street
Director	Boerne, TX 78006
01/01 - 01/25/08	Individually Owned	550,397	0.43

Arturo F. Henriquez	2 Wenoah Place
CFO	The Woodlands, TX 77389
	Individually Owned	502,347	0.39%

Robert C. Johnson (9)
Director	7085 W. Belmont
	Littleton, CO 80123
	Individually Owned	200,000	0.16%

All current directors and executive officers as a group (12) persons		41,246,206	29.58%

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

      As disclosed earlier, the board of directors approved the engagement of M&K CPAS, PLLC of Houston, Texas (“M&A”) for all audit and permissible non-audit services, and dismissed Pannell Kerr Forster of Texas, P.C. (“PKF”), the Company's prior certifying accountant, in each case effective as of December 31, 2008.

            The table below sets forth the aggregate fees billed for the years ended December 31, 2008 and December 31, 2007 for professional services rendered by our principal accounting firms for audit services and audit related services (as indicated) for our financial statements; and the other fees billed for the years ended December 31, 2008 and December 31, 2007 for professional services rendered by such firms related to the performance of audit services; and aggregate fees billed for such year for all other services billed by such firms.

	M&K		PKF Texas		Total
After careful consideration, the Audit Committee of the Board of Directors has determined that payment of the audit fees is in conformance with the independent status of the Company's principal independent accountants.	2008	2007	2008	2007	2008	2007

Current Year Audit fees - audit of annual financial statements and review of financial statements included in our 10-QSB, services normally provided by the accountant in connection with statutory and regulatory filings.	$58,000	$-	$274,633	$66,783	$332,633	$66,783

Audit-related fees - related to the performance of audit or review of financial statements not reported under "audit fees" above	$-	$-	$-	$260,337	$-	$260,337

Audit Related fees related to the Form 10 Registration Statement	$-	$-	$-	$-	$-	$-

Tax fees - tax compliance, tax advice and tax planning	$-	$2,850	$-	$47,763	$-	$50,613

All other fees - services provided by our principal accountants other than those identified above	$-	$-	$143,959	$112,696	$143,959	$112,696

Less Discounts	$-	$-	$(50,650)	$(25,286)	$(50,650)	$(25,286)

Total fees paid or accrued to our principal accountants	$58,000	$2,850	$367,943	$462,293	$425,943	$465,143

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

Date: November 16, 2009	CONQUEST PETROLEUM INCORPORATED

	By:	/s/ Robert D. Johnson
Robert D. Johnson
Chief Executive Officer