Form 10-Q/A
period 2009-03-31
Conquest Petroleum Inc
filed 2009-11-16
CIK 1422220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A
(Amendment No. 1)

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
Yes ☐ No ☑

The number of shares of the registrant’s common stock outstanding as of May 15, 2009: 134,664,561 shares.

The number of shares of the registrant’s common stock outstanding as of April 15, 2009: 130,159,869 shares.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchancage on which registered
Common Stock, par value $0.00001 per share	OTCBB

Securities registered pursuant to Section 12(g) of the Act: None

The Company was not publicly trading at the end of the quarter ended June 30, 2008 and therefore no aggregate market value of the voting and non-voting common equity held by non-affiliates could be determined.

CONQUEST PETROLEUM INCORPORATED

Form 10-Q
For the Quarterly Period Ended March 31, 2009

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements Unaudited

Conquest Petroleum Incorporated

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

See accompanying notes to consolidated financial statements

Conquest Petroleum Incorporated

Consolidated Balance Sheets (Continued)
(unaudited)

	March 31,	December 31,
	2009	2008

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$3,338,400	$3,276,127
Interest payable	671,406	605,934
Accrued payroll and related taxes and benefits	1,760,761	1,691,711
Accrued liabilities	1,039,995	1,039,995
Production payment payable, current	3,607,570	3,607,570
Current maturity of notes payable, net of discount	837,424	689,518
Current maturities of convertible notes payable, related parties, net of discount	820,868	803,350

Total current liabilities	12,076,424	11,714,205

Production payment payable, long term	2,989,860	2,834,520
Deferred revenue	65,000	65,000
Asset retirement obligation	1,877,104	1,840,641

Total liabilities	17,008,388	16,454,366

Stockholders’deficit:
Preferred stock, $0.00001 par value; 50,000,000 shares
authorized; 5,454,545 and 5,454,545 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	55	55
Common stock, $0.00001 par value; 250,000,000 shares
authorized;130,059,870 and 127,859,869 shares issued and 129,630,267 and 127,430,266 shares outstanding at March 31, 2009 and December 31, 2008, respectively	1,300	1,278
Stock payable	1,436,880	1,436,880
Additional paid-in capital	89,277,017	87,522,430
Accumulated deficit	(98,089,511)	(95,273,614)
Treasury stock, at cost (429,603 and 429,603 shares at
March 31, 2009 and December 31, 2008, respectively)	(322,203)	(322,203)

Total stockholders’ deficit	(7,696,462)	(6,635,174)

Total liabilities and stockholders’ deficit	$9,311,926	$9,819,191

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

•
In the suit with Anthony Austin, Mr. Austin was let go in January 2008 after working 3 months and has filed a claim for $1,000,000.  Mr. Austin’s attorney has since withdrawn from the case and on April 14, 2009 the court granted a motion for directed verdict in Conquest’s favor.

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

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Management’s assessment of the effectiveness of the registrant’s internal control over financial reporting is as of the quarter ended March 31, 2009. Based on that evaluation, our management concluded that our control over financial reporting and related disclosure controls and procedures were not effective because our accounting processes lacks appropriate segregation of responsibilities and accounting technical expertise necessary for an effective system of internal control. We believe that our lack of technical expertise constitutes a material weakness in our internal control. In addition to this material weakness, Management’s  assessment showed that the following material weaknesses from the audited year ended December 31, 2008 had not been corrected and still existed as of March 31, 2009.

1.      As of March 31,2009, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.        As of March 31, 2009, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.        This lack of internal controls over financial reporting resulted in numerous adjusting journal entries proposed by our independent auditor during their review of the period ended March 31, 2009.

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

•
In the suit with Anthony Austin, Mr. Austin was let go in January 2008 after working 3 months and has filed a claim for $1,000,000.  Mr. Austin’s attorney has since withdrawn from the case and on April 14, 2009 the court granted a motion for directed verdict in Conquest’s favor.

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

CONQUEST PETROLEUM INCORPORATED
(Registrant)

Date: November 16, 2009	By:	/s/ Robert D. Johnson
Robert D. Johnson
Chief Executive Officer