Form 10-Q/A
period 2009-06-30
Conquest Petroleum Inc
filed 2009-11-16
CIK 1422220

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
Yes ☐ No ☑

The number of shares of the registrant’s common stock outstanding as of April 15, 2009: 130,159,869 shares.
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, par value $0.00001 per share	OTCBB

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

See accompanying notes to consolidated financial statements

CONQUEST PETROLEUM INCORPORATED

Consolidated Balance Sheets (Continued)
(unaudited)

	June 30,	December 31,
	2009	2008

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$3,063,360	$3,276,126
Interest payable	753,293	605,934
Accrued payroll and related taxes and benefits	1,751,626	1,691,711
Accrued liabilities	1,039,995	1,039,995
Production payment payable, current	6,912,370	3,607,570
Current maturity of notes payable, net of discount	850,675	689,518
Current maturities of convertible notes payable, related parties, net of discount	853,041	803,350

Total current liabilities	15,224,360	11,714,204

Production payment payable	-	2,834,520
Deferred revenue	60,000	65,000
Asset retirement obligation	1,907,801	1,840,641

Total liabilities	17,192,161	16,454,365

Stockholders’ deficit:
Preferred stock, $0.00001 par value; 50,000,000 shares
authorized; 5,454,545 and 5,454,545 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	55	55
Common stock, $0.00001 par value; 250,000,000 shares
authorized;136,414,561 and 127,859,869 shares issued and 135,984,958 and 127,430,266 shares outstanding at June 30, 2009 and December 31, 2008, respectively	1,364	1,278
Stock payable	1,080,630	1,436,880
Additional paid-in capital	95,936,722	87,522,430
Accumulated deficit	(104,662,100)	(95,273,614)
Treasury stock, at cost (429,603 and 429,603 shares at
June 30, 2009 and December 31, 2008, respectively)	(322,203)	(322,203)

Total stockholders’ deficit	(7,965,532)	(6,635,174)

Total liabilities and stockholders’ deficit	$9,226,629	$9,819,191

See accompanying notes to consolidated financial statements

CONQUEST PETROLEUM INCORPORATED

Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30
	2009	2008	2009	2008

Revenues:
Oil and natural gas revenues	$187,663	$546,255	$374,889	$947,060
License fees, royalties and related services	9,000	7,192	9,000	34,692

Total revenues	196,663	553,447	383,889	981,752

Cost and expenses:
Production and lease operating expenses	116,939	190,554	394,639	438,414
Drilling operating expenses	-	-	-	3,741
Depletion, depreciation and amortization	118,973	456,869	258,825	917,861
Revenue sharing royalties	-	17,782	-	40,227
Accretion of asset retirement obligation	30,697	22,987	67,160	47,028
General and administrative expenses	6,328,578	4,674,891	8,634,257	9,041,349

Total cost and expenses	6,595,187	5,363,083	9,354,881	10,488,620

Loss from operations	(6,398,524)	(4,809,636)	(8,970,992)	(9,506,868)

Other income (expense):
Interest expense, net	(406,951)	(196,049)	(686,840)	(1,780,557)
Gain on transfer of assets		78,282		78,282
Gain/Loss on sale of assets	266,346		266,346
Other miscellaneous income (expense), net	(33,460)	-	3,000	163,528

Total other income (expense), net	(174,065)	(117,767)	(417,494)	(1,538,747)

Net loss before discontinued operations	(6,572,589)	(4,927,403)	(9,388,486)	(11,045,615)

Gain (loss) from discontinued operations	-	23,487,207	-	22,042,660

Net (loss) income	$(6,572,589)	$18,559,804	$(9,388,486)	$10,997,045

Loss per common share for continuing operations
Basic and diluted	$(0.05)	$(0.05)	$(0.07)	$(0.11)

Net income per common share for discontinued operations
Basic and diluted	$-	$0.23	$-	$0.22

Weighted average common shares outstanding:
Basic and diluted	134,565,075	101,950,115	132,287,901	101,950,115

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

	Six months ended June 30,
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

Fair Value of Financial Instruments

We adopted the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurement at inception. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows.

	Level 1. Observable inputs such as quoted prices in active markets;

	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table presents assets that are measured and recognized at fair value as of June 30, 2009 and the six months then ended on a non-recurring basis:

				Total
				Gains
Description	Level 1	Level 2	Level 3	(Losses)
Convertible Notes (net)	$-	$-	$853,041	$-
Asset Retirement Obligation	$-	$-	$1,907,801	$-
Oil and Gas Properties (net)	$-	$-	$7,274,754	$-

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

During 2008, the Company borrowed an additional $100,000 from an individual at an interest rate of 15%.  This note is a demand note payable at any time.

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

CONQUEST PETROLEUM INCORPORATED and Subsidiaries

Notes to the Consolidated Financial Statements
(unaudited)
June 30, 2009

Note 3 –	Debt (Continued)

Interest expense, net

Interest expense consists of the following for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Interest expense related to debt	$366,527	$191,882	$605,992	$1,223,057

Amortization of deferred financing costs	-	4,167	-	69,970

Amortization of debt discount	40,424	-	80,848	487,530

	$406,951	$196,049	$686,840	$1,780,557

Note 4 –	Discontinued Operations

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

During the six months ended June 30, 2009, 2,457,000 shares of common stock with a fair value of $0.75 per share or $1,856,250 were transferred by shareholders for the benefit of the Company.  These transferred shares of common stock were recorded as $1,125,000 for consulting services, $356,250 as a relief of stock payable and $375,000 reduction of an outstanding accounts payable during the six months ended June 30, 2009.

Warrants

During the six months ended June, 2009, warrants to acquire 75,000 shares of the Company’s common stock with an exercise price of $0.75 per share were granted for services.  These warrants expire five years from the date of grant.  The fair value of the warrants was determined using the Black-Scholes option pricing model and totaled $38,005.

The following is a summary of the warrant activity for the six months ended June 30, and the year ended December 31,

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

The following is a summary of the option activity for the six months ended June 30, and the year ended December 31,

	2009		2008
		Weighted		Weighted
	Number of	Average	Number of	Average
	Shares	Exercise Price	Shares	Exercise Price

Non-vested, beginning of period	-	$0.75	-	$0.75

Granted	175,000	0.75	3,674,156	0.75
Vested	(175,000)	-	(3,674,156)	0.75

Non-vested, end of period	-	$0.75	-	$0.75

The fair value of common stock options granted is estimated at the date of grant using the Black-Scholes option pricing model by using the historical volatility of comparable public companies. The calculation also takes into account the common stock fair market value at the grant date, the exercise price, the expected life of the common stock warrant, the dividend yield and the risk-free interest rate. Following are the assumptions used during the quarter ended June 30 and the year ended December 31,

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

•
In the suit with Pannell Kerr Forster of Texas PC (AKA PKF Texas) is seeking payment for services rendered.  We have retained an expert witness in this field to opine on what the Company was charged and the ethics associated with PKF’s performance.  At this point the amount and probability of payment is not determinable.

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

Management’s assessment of the effectiveness of the registrant’s internal control over financial reporting is as of the quarter ended June 30, 2009. Based on that evaluation, our management concluded that our control over financial reporting and related disclosure controls and procedures were not effective because our accounting processes lack appropriate segregation of responsibilities and accounting technical expertise necessary for an effective system of internal control. We believe that our lack of technical expertise constitutes a material weakness in our internal control. In addition to this material weakness, Management’s  assessment showed that the following material weaknesses from the audited year ended December 31, 2008 had not been corrected and still existed as of June 30, 2009.

1.  As of June 30, 2009, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.  As of June 30, 2009, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.  This lack of internal controls over financial reporting resulted in numerous adjusting journal entries proposed by our independent auditor during their review of the period ended June 30, 2009.

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