Form 10-Q
period 2009-09-30
Conquest Petroleum Inc
filed 2009-11-23
CIK 1422220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

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
Yes ☐ No ☑
At September 30, 2009, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $2,201,074.65 based on the closing price of such stock on such date of $0.15
The number of shares of the registrant’s common stock outstanding as of November 20, 2009: 35,323,940 shares.

CONQUEST PETROLEUM INCORPORATED

Form 10-Q
For the Quarterly Period Ended September 30, 2009

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements Unaudited

CONQUEST PETROLEUM INCORPORATED

Consolidated Balance Sheets

	September 30,	December 31,
	2009	2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$78,663	$67,502
Accounts receivable	69,470	163,745
Other receivable	62,797	64,633
Prepaid expenses and other current assets	189,628	21,044

Total current assets	400,558	316,924

Oil and natural gas properties (successful efforts method of accounting):
Proved	8,214,663	8,170,937
Unproved	1,049,699	1,125,919
	9,264,362	9,296,856

Less accumulated depletion, depreciation and amortization	(2,096,019)	(1,829,365)

Oil and natural gas properties, net	7,168,343	7,467,491

Property and equipment:
Land	112,961	112,961
Buildings	215,445	215,445
Leasehold improvements	244,025	244,025
Office equipment and computers	31,489	82,337
Furniture and fixtures	22,937	211,581
Field service vehicles and equipment	712,356	729,743
Drilling equipment	137,600	174,082
Total property and equipment	1,476,813	1,770,174
Less accumulated depreciation	(394,221)	(474,744)
Property and equipment, net	1,082,592	1,295,430

Other assets	569,027	489,176
Restricted cash	44	250,170
Total assets	$9,220,564	$9,819,191

See accompanying notes to consolidated financial statements

CONQUEST PETROLEUM INCORPORATED

Consolidated Balance Sheets (Continued)

	September 30,	December 31,
	2009	2008
	(unaudited)
Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$2,910,626	$3,276,127
Interest payable	875,770	605,934
Accrued payroll and related taxes and benefits	932,595	1,691,710
Accrued liabilities	1,338,199	1,039,995
Production payment payable, current	7,099,521	3,607,570
Current maturity of notes payable, net of discount	1,846,719	689,518
Current maturities of convertible notes payable, related parties, net of discount	700,000	803,350
Derivative liability	4,592	-

Total current liabilities	15,708,022	11,714,204

Production payment payable, long term	-	2,834,520
Deferred revenue	60,000	65,000
Asset retirement obligation	1,942,065	1,840,641

Total liabilities	17,710,087	16,454,365

Stockholders’ deficit:
Preferred stock, $0.00001 par value; 50,000,000 shares
authorized; 545,454 and 545,454 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	55	55
Common stock, $0.00001 par value; 25,000,000 shares
authorized; 35,366,900 and 12,785,987 shares issued and 35,323,940 and 12,743,027 shares outstanding at September 30, 2009 and December 31, 2008, respectively	354	128
Shares held in escrow	(4,961,734)	-
Stock payable	2,315,921	1,436,880
Additional paid-in capital	103,470,457	87,523,580
Accumulated deficit	(108,992,373)	(95,273,614)
Treasury stock, at cost (42,960 and 42,960 shares at
September 30, 2009 and December 31, 2008, respectively)	(322,203)	(322,203)

Total stockholders’ deficit	(8,489,523)	(6,635,174)

Total liabilities and stockholders’ deficit	$9,220,564	$9,819,191

See accompanying notes to consolidated financial statements

CONQUEST PETROLEUM INCORPORATED

Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30
	2009	2008	2009	2008

Revenues:
Oil and natural gas revenues	$202,214	$533,376	$577,104	$1,479,084
License fees, royalties and related services	-	17,450	9,000	102,142

Total revenues	202,214	550,826	586,104	1,581,226

Cost and expenses:
Production and lease operating expenses	471,421	220,445	874,774	612,822
Drilling operating expenses	-	887	-	4,628
Costs attributable to license fees and and related services			-	45,550
Depletion, depreciation and amortization	119,240	477,874	378,064	1,395,684
Revenue sharing royalties	3,522	83,513	(1,192)	123,740
Impairment of LHD patent technology	-	2,041,894	-	2,041,894
Accretion of asset retirement obligation	38,265	24,321	101,424	71,169
General and administrative expenses	3,272,746	1,893,280	10,782,005	10,917,445

Total cost and expenses	3,905,194	4,742,214	12,135,075	15,212,932

Loss from operations	(3,702,980)	(4,191,388)	(11,548,971)	(13,631,706)

Other income (expense):
Interest expense, net	(560,848)	(254,190)	(1,247,688)	(2,034,747)
Gain on transfer of assets	-	-	-	782,822
Loss on derivative	(4,592)	-	(4,592)	-
Other miscellaneous income (expense), net	(61,853)	1,214,680	(917,508)	737,469

Total other income (expense), net	(627,293)	960,490	(2,169,788)	(514,456)

Net loss before discontinued operations	(4,330,273)	(3,230,898)	(13,718,759)	(14,146,162)

Income from discontinued operations	-	16,828	-	(1,497,389)
Gain on disposal of assets from discontinued operations	-	-	-	22,835,777

Net income (loss)	$(4,330,273)	$(3,214,070)	$(13,718,759)	$7,192,226

Net income (loss) per common share from continuing operations
Basic and diluted	$(0.23)	$(0.25)	$(0.92)	$(1.28)

Net income (loss) per common share from discontinued operations
Basic and diluted	$-	$-	$-	$1.92

Weighted average common shares outstanding:
Basic and diluted	18,431,341	12,760,443	14,956,863	11,074,264

See accompanying notes to consolidated financial statements

CONQUEST PETROLEUM INCORPORATED

Consolidated Statements of Stockholders’ Deficit (unaudited)
For the Nine Months Ended September 30, 2009

					Additional			Stock		Total
	Preferred Stock		Common Stock		Paid-In		Accumulated	Held In	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock Payable	Deficit	Escrow	Stock	Equity (Deficit)

Balance at December 31, 2008	545,455	$55	12,785,987	$128	$87,523,580	$1,436,880	$(95,273,614)	$-	$(322,203)	$(6,635,174)

Common stock issued for services, employees	-	-	11,489,906	115	4,612,046	-	-	-	-	4,612,161

Common stock issued for services, nonemployees	-	-	1,769,969	18	3,672,250	-	-	-	-	3,672,268

Common stock issued for note conversion, related party	-	-	1,242,128	12	169,965	-	-	-	-	169,977

Common stock issued for note conversion	-	-	2,025,000	20	303,730	-	-	-	-	303,750

Common stock issued to escrow related to notes payable	-	-	3,000,000	30	4,499,970	-	-	(4,500,000)	-	-

Notes payable issued with stock attached	-	-	200,000	2	299,998	-	-	-	-	300,000
										-
Shares issued for anti-dilution clause	-	-	2,853,910	29	428,058	-	-	-	-	428,087

Common stock options granted to employees for services	-	-	-	-	66,605	-	-	-	-	66,605

Common stock warrants granted for services	-	-	-	-	38,005	-	-	-	-	38,005

Expenses and payables paid by shareholder	-	-	-	-	1,856,250	(356,250)	-	-	-	1,500,000
										-
Shares owed for consulting agreement	-	-	-	-	-	700,000	-	-	-	700,000

Default Shares owed due to anti-dilution clause on notes payable	-	-	-	-	-	461,734	-	(461,734)	-	-

Shares owed due to anti-dilution clause on notes payable	-	-	-	-	-	73,557	-	-	-	73,557

Net loss	-	-	-	-	-	-	(13,718,759)	-	-	(13,718,759)

Balance at September 30, 2009	545,455	55	35,366,900	354	103,470,457	2,315,921	(108,992,373)	(4,961,734)	(322,203)	(8,489,523)

See accompanying notes to consolidated financial statements

CONQUEST PETROLEUM INCORPORATED

Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
	2009	2009
Cash flows from continuing operating activities:
Net loss for continuing operations	$(13,718,759)	$(14,146,162)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation expense	378,064	1,395,684
Accretion expense	101,424	71,169
Gain on extinguishment of debt	-	(782,822)
Gain on sale of property	(55,075)	(594,337)
Gain on sale of license technology	(250,000)	-
Impairment of LHD patent technology	-	2,041,894
Amortization of debt discount	189,315	487,530
Amortization of deferred financing costs	5,714	71,359
Amortization of deferred revenue	(5,000)
Loss on derivative	4,592	-
Loss on sale of fixed asset	116,375	-
Bad debt expense	85,631	-
Stock owed for consulting agreement and anti-dilution agreement	773,557	-
Common stock issued for services	8,284,429	9,020,354
Warrants issued for services	38,005	70,535
Options issued for services	66,605	-
Stock issed for anti-dilution provision	428,087	-
Services paid for by shareholders	1,500,000	-
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	85,480	(102,400)
Note Receivable	-	(306,000)
Other receivable	-	(33,826)
Prepaid expenses and other current assets	(168,584)	(170,788)
Other assets	247,289	9,730
Accounts payable	(297,075)	304,818
Accrued expenses	63,553	(62,581)
Interest payable	-	1,051,823
Interest payable on production note	-	(385,765)
Deferred revenue	-	(57,500)

Net cash used in operating activities	(2,126,373)	(2,117,285)

Cash flows from investing activities:
Proceeds from sale of properties	164,039	-
Proceeds from sale of license fees	125,000	-
Capital expenditures for oil and gas properties	-	(319,377)
Capital expenditures for property and equipment	-	(31,479)
Change in oil and gas properties accrual	-	(382,618)
Proceeds from disposition of oil & gas properties	-	1,025,000
Proceeds from sale of net revenue interests and sharing agreements	-	675,000
Purchase of restricted cash	-	(250,000)
Cash paid for purchase of fixed assets	(169,844)	-

Net cash provided by investing activities	119,195	716,526
Cash flows from financing activities:
Proceeds from production note	560,397	-
Borrowings on debt	1,600,000	100,000
Debt issuance costs	(22,729)	-
Related party borrowings on debt	30,000	300,000
Proceeds - issuance of common stock	-	1,665,599
Principal payments on notes payable - related parties	-	(2,331)
Principal payments on production note	(149,329)	-
Common stock offering costs	-	(82,500)

Net cash provided by financing activities	2,018,339	1,980,768

CONQUEST PETROLEUM INCORPORATED

Consolidated Statements of Cash Flows (unaudited)
	Nine Months Ended September 30,
	2008	2008

Net cash used by discontinued operations	-	(639,900)
Decrease in cash and cash equivalents	11,163	(59,891)

Cash and cash equivalents - beginning of year	67,502	166,412

Cash and cash equivalents - end of year	$78,665	$106,521

Supplementary cash flow information:
Cash paid for interest	$52,750	$248,097

Non-cash investing and financing activities:
Shares transferred from shareholder to extinquish note	$356,250	$-
Default shares held in escrow	4,500,000	-
Discount on notes payable	300,000	-
Common stock issued upon conversion of debt & interest, related party	169,977	5,399,841
Common stock issued upon conversion of debt & interest	303,750	16,291,667
Notes payable and accrued interest exchanged for common stock, related party	-	5,249,841
Notes payable and accrued interest exchanged for common stock	-	16,668
Notes payable and accrued interest exchanged for preferred stock, related party	-	1,324,093
Notes payable and accrued interest exchanged for preferred stock	-	1,859,657
Notes payable and accrued interest exchanged for oil and gas properties	-	6,300,000
Other liabilities exchanged for common stock, related party	-	150,000
Other liabilities related to offering costs	-	82,500
Other liabilities related to purchase of treasury shares	-	67,500
Common stock exchanged for net revenue interest	-	675,000
Notes payable and accrued interest exchanged for preferred stock	-	1,750,000
Notes payable and accrued interest exchanged for preferred stock, related party	-	1,250,000
Asset retirement obligation incurred	-	1,529
Common stock warrants granted in connection with note payable, related party	-	15,778
Common stock warrants granted in connection with sale of net revenue interest	-	60,459
Common stock warrants granted to extend notes payable terms	-	5,734
Common stock warrants granted to extend notes payable terms, related party	-	4,096
Common stock warrants granted to extend put agreement terms	-	10,076
Common stock warrants granted as offering costs	-	54,005
Beneficial conversion feature in connection with convertible debt, related parties	-	15,778
Common stock issued upon expiration of put options	-	433,330
Fixed assets exchanged to settle accounts payable	66,575	-
Fixed assets sold for note receivable	10,000	-

See notes to consolidated financial statements.

 CONQUEST PETROLEUM INCORPORATED

Notes to the Consolidated Financial Statements
(unaudited)
September 30, 2009

Note 1 –	Financial Statement Presentation

Organization and nature of operations

CONQUEST PETROLEUM INCORPORATED, formerly Maxim TEP, Inc. was formed in 2004 as a Texas corporation to acquire, develop, produce and exploit oil and natural gas properties. The Company’s major oil and natural gas properties are located in Louisiana, Kentucky and Arkansas. The Company’s executive offices are located in Spring (Houston), Texas.  At the annual shareholder’s meeting in June, 2009, the shareholders approved the change of Maxim TEP, Inc. to Conquest Petroleum Incorporated to more closely identify the Company as an independent oil and gas company and approved a 10-for-1 reverse stock split.  On August 5, 2009, after approval from the regulatory agencies, the name change to Conquest Petroleum Incorporated and the 10-for-1 reverse stock split became effective.  In connection with the 10-for-1 reverse stock split and name change, the new trading symbol has been changed from (OTCBB: MTIM) to (OTCBB: CQPT).

Going concern

As presented in the unaudited consolidated financial statements, the Company has incurred a net loss of $13,718,759 during the nine months ended September 30, 2009, and losses are expected to continue in the near term. Current liabilities exceeded current assets by $15,307,464 and the accumulated deficit is $108,992,373 at September 30, 2009. Amounts outstanding and payable to creditors are in arrears and the Company is in negotiations with certain creditors to obtain extensions and settlements of outstanding amounts. The Company is currently in default on certain of its debt obligations and the Company has no future borrowings or funding sources available under existing financing arrangements. Management anticipates that significant additional capital expenditures will be necessary to develop the Company’s oil and natural gas properties, which consist primarily of proved reserves that are non-producing, before significant positive operating cash flows will be achieved.

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

Principles of consolidation and basis of presentation

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

CONQUEST PETROLEUM INCORPORATED and Subsidiaries

Notes to the Consolidated Financial Statements
(unaudited)
September 30, 2009

Note 2 –	Summary of Significant Accounting Policies (Continued)

Reclassification

Certain items from the December 31, 2008 balance sheet and the three and nine months ended September 30, 2008 statements of operations have been reclassified to conform with the three and nine months ended September 30, 2009 financial statement presentation.  There is no effect on net income, cash flows or stockholders’ equity as a result of these reclassifications.

Derivative Instruments

We have evaluated Topic Number 815 in determining whether the Company has  a derivative related to warrants issued in the quarter ended September 30, 2009. The literature applies to the Company for certain freestanding warrants that contain exercise price adjustment features known as down round provisions.  Based on the guidance we have concluded these instruments are required to be accounted for as derivatives effective upon issuance of the warrants on August 21, 2009.

We have recorded the fair value of the warrants and preferred stock that are classified as derivative liabilities in our balance sheet at fair value with changes in the value of these derivatives reflected in the consolidated statements of operations as gain or loss on derivative liabilities.  These derivative instruments are not designated as hedging instruments.

The derivatives have been valued upon issuance and on the balance sheet date using the Black-Scholes model. This valuation is outlined in more detail in the following note “Fair Value of Financial Instruments”.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and long-term debt.  The estimated fair value of cash, accounts receivable, accounts payable and accrued liabilities approximated their carrying amounts due to the short-term nature of these instruments.  The carrying value of long-term debt also approximates fair value since their terms are similar to those in the lending market for comparable loans with comparable risks.  None of these instruments are held for trading purposes.

The Company utilizes various types of financing to fund its business needs, including debt with warrants attached and other instruments indexed to its stock.  The Company reviews its warrants and conversion features of securities issued as to whether they are freestanding or contain an embedded derivative and if so, whether they are classified as a liability at each reporting period until the amount is settled and reclassified into equity with changes in fair value recognized in current earnings.  At September 30, 2009, the Company has 1,500,000 warrants to purchase common stock, the fair values of which are classified as a liability.

Inputs used in the valuation to derive fair value are classified based on a fair value hierarchy which distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs).  The hierarchy consists of three levels:

•	Level one – Quoted market prices in active markets for identical assets or liabilities;
•	Level two - Inputs other than level one inputs that are either directly or indirectly observable; and
•	Level three – Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Determining which category an asset or liability falls within the hierarchy requires significant judgment.  The company evaluates its hierarchy disclosures each quarter.  The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with the warrants to purchase common stock (discussed above).  The Company classifies the fair value of these warrants under level three. The fair value of the derivative liability was calculated using the Black-Scholes model.  Under the Black-Scholes model using an expected live of three years, volatility of 98-79% and a risk-free interest rate of 1.65%, the Company determined the fair value of the warrants to be $24,438 as of the date the warrants were issued.  Under the Black-Scholes model using an expected life of 2.9 years, volatility of 99.25% and a risk-free interest rate of 1.48%, the Company determined the fair value of the warrants to be $4,592 at September 30, 2009

The following shows the changes in the level three liability measured on a recurring basis for the nine months ended September 30, 2009:

Loss on derivative on initial valuation date	$24,438

Gain on derivative on balance sheet, valuation date	(19,846)

Net loss on derivative and and derivative liability
as of September 30, 2009	$4,592

CONQUEST PETROLEUM INCORPORATED and Subsidiaries

Notes to the Consolidated Financial Statements
(unaudited)
September 30, 2009

Note 2 –	Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

On January 1, 2009, the Company adopted a new accounting standard issued by the FASB related to the disclosure of derivative instruments and hedging activities.  This standard expanded the disclosure requirements about an entity’s derivative financial instruments and hedging activities including qualitative disclosures about objectives and strategies for suing derivatives, quantitative disclosures about fair value amounts of an gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.  At September 30, 2009, the Company has a derivative liability of $4,592 related to the warrants to purchase common stock.  The derivative instruments were not entered into as hedging activities, and the change in value of the liability is included in the accompanying Consolidated Statement of Operations.

Effective January 1, 2009, the Company adopted a new accounting standard related to determining whether an instrument (or an embed feature) is indexed to an entity’s own stock, which would qualify as a scope exception from hedge accounting.  Upon adoption, the Company’s warrants issued in the third quarter were classified in liabilities as of September 30, 2009, as these warrants contain exercise price reset features and were no longer deemed to be indexed to the Company’s own stock.  See Note 3 for further discussion.

Recently Issued Accounting Standards

In August 2009, the FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis.  This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard.  This standard is effective for the Company on October 1, 2009.  The Company does not expect the impact of its adoption to be material to its consolidated financial statements.

In October 2009, the FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement.  Among the amendments, this standard eliminates the use of the residual method for allocating arrangement consideration and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items.  This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition.  This standard, for which the Company is currently assessing the impact, will become effective for the Company on January 1, 2011.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition accounting standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard, for which the Company is currently assessing the impact, will become effective for the Company on January 1, 2011.

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
September 30, 2009

Note 2 –	Summary of Significant Accounting Policies (Continued)

Major customers

The Company sold oil and natural gas production representing more than 10% of its oil and natural gas revenues as follows:

	Nine months ended September 30,
	2009	2008

Interconn Resources, Inc. (1)	90%	41%
Lion Oil Trading & Transportation, Inc. (1)	10%	21%

(1) The Company does not have a formal purchase agreement with this customer, but sells production on a month-to-month basis at spot prices adjusted for field differentials.

Asset retirement obligation

The FASB standard on asset retirement obligations requires that the fair value of the liability for asset retirement costs be recognized in an entity’s balance sheet, as both a liability and an increase in the carrying values of such assets, in the periods in which such liabilities can be reasonably estimated. The present value of the estimated future asset retirement obligation (“ARO”), as of the date of acquisition or the date at which a successful well is drilled, is capitalized as part of the costs of proved oil and natural gas properties and recorded as a liability. The asset retirement costs are depleted over the production life of the oil and natural gas property on a unit-of-production basis.

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

The following table is a reconciliation of the ARO liability for the nine months ended September, 2009 and the year ended December 31, 2008:

	September 30,	December 31,
	2009	2008

Asset retirement obligation at beginning of period	$1,840,641	$1,149,267

Liabilities incurred	-	1,530
Revisions to previous estimates	-	594,209
Dispositions	-	(33,375)
Accretion expense	101,424	129,010

Asset retirement obligation at end of period	$1,942,065	$1,840,641

CONQUEST PETROLEUM INCORPORATED and Subsidiaries

Notes to the Consolidated Financial Statements
(unaudited)
September 30, 2009

Note 2 –	Summary of Significant Accounting Policies (Continued)

Stock based compensation

Beginning January 1, 2006, the Company adopted the FASB standard related to accounting for stock based compensation to account for its Incentive Compensation Plan (the “2005 Incentive Plan”). The standard requires all share-based payments to employees (which includes non-employee Board of Directors), including employee stock options, warrants and restricted stock, be measured at the fair value of the award and expensed over the requisite service period (generally the vesting period). The fair value of common stock options or warrants granted to employees is estimated at the date of grant using the Black-Scholes option pricing model by using the historical volatility of comparable public companies. The calculation also takes into account the common stock fair market value at the grant date, the exercise price, the expected life of the common stock option or warrant, the dividend yield and the risk-free interest rate.

Under the 2005 Incentive Plan, the Company from time to time may issue stock options, warrants and restricted stock to acquire goods or services from third parties. Restricted stock, options or warrants issued to other than employees or directors are recorded on the basis of their fair value.  The options or warrants are valued using the Black-Scholes option pricing model on the basis of the market price of the underlying equity instrument on the “valuation date,” which for options and warrants related to contracts that have substantial disincentives to non-performance, is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period.

The Company recognized stock-based compensation expense from annual stock granted to employees for the nine months ended September 30, 2009 of $4,612,161.  The Company recognized stock-based compensation expense from stock granted to non-employees for the nine months ended September 30, 2009 of $3,672,268.   The Company recognized stock-based compensation expense from options granted to employees for the nine months ended September 30, 2009 of $66,605.  The Company recognized stock-based compensation expense from warrants granted to non-employees for the nine months ended September 30 2009 of $38,005.

Earnings per share

Basic earnings per share are computed using the weighted average number of common shares outstanding.   Diluted earnings per share reflect the potential dilutive effects of common stock equivalents such as options, warrants and convertible securities. Due to the Company incurring a net loss during the nine months ended September 30, 2009, basic and diluted loss per share are the same as all potentially dilutive common stock equivalents are anti-dilutive.   There were no dilutive common stock equivalents outstanding during the nine months ended September 30, 2008 therefore basic and diluted net income per share were the same for the period then ended.  Entities that have issued mandatorily redeemable shares of common stock or entered into forward contracts that require physical settlement by repurchase of a fixed number of the issuer’s equity shares of common stock in exchange for cash shall exclude the common shares that are to be redeemed or repurchased in calculating basic and diluted earnings per share.  For the nine months ended September 30, 2009 and 2008, the Company excluded 230,833 weighted average common shares outstanding for shares issued with put options from its earnings per common share calculation.

Note 3 –	Derivative Liability

Derivative

On August 21, 2009, and amended on September 25, 2009, the Company and YA Global entered into a Standby Equity Distribution Agreement, or SEDA, pursuant to which, for a two-year period, we have the right to sell shares of our common stock to YA Global. On August 21, 2009, we issued 260,000 shares of our common stock to YA Global in lieu of payment of a $65,000 commitment fee. As part of the transaction, we also issued YA Global a warrant to buy 1,500,000 shares of our common stock at $7.50 per share. As of September 30, 2009, we had not sold any shares of common stock to YA Global under the SEDA. If and whenever on or after the Issuance Date of this Warrant, the Company issues or sells, or is deemed to have issued or sold, any shares of Common Stock (other than Excluded Securities) for a consideration per share less than a price (the "Applicable Price") equal to the Warrant Exercise Price in effect immediately prior to such issuance or sale (such issuance or sale a "Dilutive Issuance"), then immediately after such Dilutive Issuance the Warrant Exercise Price then in effect shall be reduced to an amount equal to the product of (1) the Exercise Price in effect immediately prior to such Dilutive Issuance and (2) the quotient obtained by dividing (x) the sum of (A) the product obtained by multiplying the Warrant Exercise Price in effect immediately prior to such Dilutive Issuance and the number of shares of Common Stock outstanding immediately prior to such Dilutive Issuance and (B) the consideration, if any, received by the Company upon such Dilutive Issuance, by (y) the product obtained by multiplying (A) the Warrant Exercise Price in effect immediately prior to such Dilutive Issuance by (B) the number of shares of Common Stock deemed outstanding immediately after such Dilutive Issuance. Upon each such adjustment of the Warrant Exercise Price hereunder, the number of Warrant Shares issuable upon exercise of this Warrant shall be adjusted to the number of shares determined by multiplying the Warrant Exercise Price in effect immediately prior to such adjustment by the number of Warrant Shares issuable upon exercise of this Warrant immediately prior to such adjustment and dividing the product thereof by the Warrant Exercise Price resulting from such adjustment.

On January 1, 2009, the Company adopted Topic No. 815, and as a result the 1,500,000 warrants issue by the Company containing exercise price reset provisions, were classified as a derivative liability as of August 21, 2009 as these warrants were not deemed to be indexed to the Company’s own stock.  These warrants have an exercise price of $7.50 and expire in August 2012.  As of August 21, 2009, the fair value of these warrants of $24,438 was recognized and resulted in a loss on derivative.  The change in fair value during the three and nine months ended September 30, 2009 of $(19,846) was netted with the loss and recorded as a net derivative loss of $4,592 in the accompanying Consolidated Statements of Operations.

CONQUEST PETROLEUM INCORPORATED and Subsidiaries

Notes to the Consolidated Financial Statements
(unaudited)
September 30, 2009

Note 4 –	Debt

Notes payable consist of the following at September, 2009 and December 31, 2008:

	September	December 31,
	2009	2008

Notes payable	$2,100,000	$800,000
Notes payable, related party	-	-
Convertible notes payable, related party	700,000	850,000

	2,800,000	1,650,000

Less unamortized debt discount	(253,281)	(157,132)

	2,546,719	1,492,868
Less current maturities:
Notes payable, net of discount	(1,846,719)	(689,518)
Convertible notes payable, related party, net of discount	(700,000)	(803,350)

Notes payable, net of current maturities and discount	$(2,546,719)	$-

Notes payable

The Company has a note payable with an individual investor aggregating $400,000 at September 30, 2009. This note payable matured on September 30, 2007 bearing interest at fixed rate of 18%.  Interest will accrue from the note issue date and is due and payable either at maturity or quarterly or semi-annually until maturity.  The Company is in default on notes payable of $400,000 at September 30, 2009, and is in the process of renegotiating its terms. This note payable in default is accruing interest at an additional 10% (28% total) and additional late fees may apply.  This note payable is unsecured.   Texas usury laws prevent interest rates above 18% and as such, the Company has not accrued interest above the 18% limit.

During 2008, the Company borrowed an additional $400,000 from four individuals at an interest rate of 15% with a one year maturity on each.  During the third quarter ended September 30, 2009, three of these individuals converted these notes plus accrued interest to common stock at a fair market value of $.15 per share or $303,750 and  2,025,000 shares of common stock were issued and no gain was recognized because the fair value of the shares was equal to the debt and accrued interest.

During 2008, the Company borrowed an additional $100,000 from an individual.  This note is a demand note payable at any time.  .

During 2008, the Company borrowed an additional $50,000 from a related party at an interest rate of 8%.  Simple interest accrues from the note issue date and is due and payable either at maturity or quarterly or semi-annually until maturity.  During the third quarter ended September 30, 2009, this note plus interest was converted to common stock at a fair market value of $.15 per share or $53,896 and  359,307  shares of common stock were issued and no gain was recognized due to it being a related party. Any difference between the value of the shares issued and the debt relieved was recorded as additional paid in capital due to the party being a related party.

During the first quarter of 2009, the Company borrowed an additional $100,000 due and payable on March 1, 2010 from an individual at an interest rate of 15%.  Simple interest accrues from the note issue date and is due and payable monthly.   During the third quarter ended September 30, 2009, this note plus interest was converted to common stock at a fair market value of $.15 per share or $100,863 and  672,420 shares of common stock were issued and no gain was recognized due to it being a related party. Any difference between the value of the shares issued and the debt relieved was recorded as additional paid in capital due to the party being a related party.

During the first quarter of 2009, The Company borrowed an additional $25,000 due and payable on January 20, 2010 from a related party at an interest rate of 8%.  Simple interest accrues from the note issue date and is due and payable either at maturity or quarterly or semi-annually until maturity.  During the third quarter ended September 30, 2009, this note plus interest was converted to common stock at a fair market value of $.15 per share or $26,387 and  175,913  shares of common stock were issued and no gain was recognized due to it being a related party. Any difference between the value of the shares issued and the debt relieved was recorded as additional paid in capital due to the party being a related party.

During the second quarter of 2009, the Company borrowed an additional $5,000 due and payable on April 16, 2010 from a related party at an interest rate of 8%.  Simple interest accrues from the note issue date and is due and payable either at maturity or quarterly or semi-annually until maturity.  During the third quarter ended September 30, 2009, this note plus interest was converted to common stock at a fair market value of $.15 per share or $5,173 and  34,486  shares of common stock were issued and no gain was recognized due to it being a related party. Any difference between the value of the shares issued and the debt relieved was recorded as additional paid in capital due to the party being a related party.

During the third quarter of 2009, the Company borrowed an additional $1,500,000 due and payable on June 30, 2010 from a third party at an interest rate of 15%.  Simple interest accrues from the note issue date and is due and payable either at maturity or quarterly or semi-annually until maturity. This funding was restricted funds to bring the Delhi field wells back into production.   The Company issued 200,000 shares of common stock as an inducement to the lender.  The 200,000 shares were valued at the closing price on the date of issuance equaling a total of $300,000.  This value was taken as a discount on debt. The discount is being amortized over the life of the note according to the effective interest method. The Company received $1,477,271 of the total $1,500,000 funds related to the note. The difference of $22,729 was paid for offering costs associated with the loan.  These costs have been capitalized and are being amortized according to the effective interest method over the life of the loan.  Amortization for the nine months ended September 30, 2009 was $5,714.

During the third quarter The Company issued 3,000,000 default shares of common stock valued at $4,500,000 that are held in escrow as insurance to the lenders and will be remitted back to the Company if the note is paid in full. The company valued these shares according to the closing price of the shares on the date of issuance.

The Company issued to Lender a term assignment of an overriding royalty interest in the Delhi Field equal to fifteen percent of eight-eighths (15% of 8/8") of all Hydrocarbons produced and saved from or attributable or allocable to the Delhi Field net of severance taxes owing with respect thereto (and, to the extent paid by Borrower, ad valorem taxes against the overriding royalty interest).

The Company has an anti-dilution clause with the lender that any  shares of capital stock (excluding the Default Shares) held by the Lender or any affiliate thereof shall represent an agreed upon percentage of all of the issued and outstanding shares of capital stock of Borrower computed on a fully diluted basis as of the date hereof, which Percentage Interest is 15.00%. Lender shall at all times from and after the Loan Date hold a minimum equity interest in Borrower equal to the Percentage Interest, and Borrower shall not, and shall not permit any of its Subsidiaries to, take any action that in any way dilutes or impairs the Percentage Interest at any time. In the event Borrower shall (a) issue or sell (i) Equity Interests of Borrower or any of its Subsidiaries, or (ii) any options, warrants, rights, debt securities, promissory notes, or other securities exercisable or exchangeable for or convertible into shares of capital stock of Borrower or any Subsidiary thereof, (b) declare or pay any dividend or other distribution to holders of Equity Interests of Borrower or any of its Subsidiaries, or (c) repurchase or redeem any Equity Interests of Borrower or any of its Subsidiaries, and if as a result such event or occurrence dilutes or impairs in any manner and to any extent (a "Diluting Event") the Percentage Interest, Lender shall be entitled to receive, and Borrower shall issue to Lender immediately upon such event or occurrence, such additional number of shares of capital stock of Borrower such that after giving effect to any such event or occurrence Lender's equity interest in Borrower is not less than the Percentage Interest, such additional shares of capital stock to be issued to and acquired by Lender without any additional consideration of any nature. In the event prior to the Default Shares being deemed issued to Lender (and thereby covered by the language above), a Diluting Event occurs which will lessen the Default Percentage Interest , the Default Shares, without any additional consideration of any nature, shall be increased by such additional number. of shares of capital stock of Borrower such that after giving effect to any such event or occurrence the number of Default Shares is not less that the Default Percentage.

CONQUEST PETROLEUM INCORPORATED and Subsidiaries

Notes to the Consolidated Financial Statements
(unaudited)
September 30, 2009

Note 4 –	Debt (Continued)

Convertible notes payable

During 2005, the Company executed a convertible note payable with a related party investor aggregating $700,000. This note payable matured March 29, 2007, bearing interest at a fixed rate of 9%. Simple interest will accrue from the note date and is due and payable quarterly until maturity. Should the 9% convertible note go into default, interest will accrue at a rate of 18%. The note is unsecured. This note payable is convertible into shares of the Company’s common stock at an exchange rate of $7.50 per share, or into 93,333 shares of common stock. At September 30, 2009 and December 31, 2008, the Company had $700,000 outstanding of convertible notes payable to this investor. The maturity date on this note was extended to mature on September 30, 2007 and then extended again to March 30, 2008, whereby the Company issued the note holder warrants to purchase 466,666 shares of the Company’s common stock at an exercise price of $7.50 per share for a period of five years and then issued warrants to purchase another 46,666 shares of the Company’s common stock at an exercise price of $7.50 per share for a period of three years, as fees for the extensions. The fair value of the warrants is being amortized to interest expense using the effective interest method over the extension periods. The extension also revised the notes payable to bear interest at 12% from October 1, 2007 through March 30, 2008 and 18% in the event of default. The Company is currently in default on this note payable and is in negotiations with the note holder.

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

Effective May 1, 2009, the Company notified BlueRock that the Company was in default under the Conveyance and the Production Agreement.  A third amendment was finalized and the 8% interest rate was increased back to 18%.  This extended the maturity date to November 30, 2009.

CONQUEST PETROLEUM INCORPORATED and Subsidiaries

Notes to the Consolidated Financial Statements
(unaudited)
September 30, 2009

Note 4 –	Debt (Continued)

Interest expense, net

Interest expense consists of the following for the nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Interest expense related to debt	$448,473	$252,801	$1,054,465	$1,475,858

Amortization of deferred financing costs	5,714	1,389	5,714	71,359

Amortization of debt discount	106,661	-	187,509	487,530

	$560,848	$254,190	$1,247,688	$2,034,747

Note 5 –	Discontinued Operations

Maxim TEP, PLC, South Belridge and Orchard Petroleum

During April 2008, the Company sold its South Belridge Field in a three party transaction that involved Mercuria Partners, a majority shareholder in Orchard Petroleum, and Maxim TEP, PLC as an all inclusive deal to eliminate all debt, joint interest rights and obligations amongst all three parties, for a cash consideration of $35,781,654 and the issuance of 2,170,000 shares of common stock of the Company issued to Maxim TEP, PLC. With this cash and stock consideration, the Company retired $37,408,772 in current notes payable and approximately $6,068,427 in interest payable. South Belridge Field had a carrying cost of $4,366,422 at the date of closing. At the closing of this transaction, the Company had no further interest, rights or obligations in the South Belridge Field and satisfied in full all debt, interests and other obligations owed to Maxim TEP, PLC and its parent, the Greater European Fund, as well as any interest, rights or obligations under the Joint Venture agreement with Orchard Petroleum. The financial results of the Company’s South Belridge operations are reported as discontinued operations for the nine months ended September 30, 2008.

Days Creek Field

During November 2006, the Company entered into three convertible notes payable totaling $2,000,000 each ($6,000,000 in total) bearing interest at a rate of 10%, which matured on October 31, 2007, secured by the leases in the Days Creek Field. These notes payable were originally convertible into shares of the Company’s common stock at an exchange rate of $1.50 per share, or into approximately 400,000 shares of common stock. These notes are collateralized by the Company’s oil and natural gas properties in Days Creek. During 2007, the maturity dates on these notes were extended to mature on February 1, 2008, whereby the Company agreed to pay an additional $300,000 to the note holders as a fee for the extension. In February 2008, these notes were extended again to mature on April 30, 2008, for an additional extension fee of $300,000 and the exchange rate of $1.50 per share was amended to $0.75 per share, resulting in the $6,000,000 in convertible notes being convertible into 8,000,000 shares of common stock.  In May of 2008, the Company exchanged a 75% working interest in its Days Creek Field in consideration for the $6,000,000 convertible note that it owed to the three note holders effective May 1, 2008, keeping a net 10% working interest in the field.  The financial results of the Company’s Days Creek Field are reported as discontinued operations for the nine months ended September 30, 2008.

Stephens Field

During the last quarter of 2008, the Company sold its interest in the Stephens Field.  The financial results of the Company’s Stephens Field are reported as discontinued operations for the nine months ended September 30, 2008.

CONQUEST PETROLEUM INCORPORATED and Subsidiaries

Notes to the Consolidated Financial Statements
(unaudited)
September 30, 2009

Note 5 –	Discontinued Operations (continued)

	Three Months Ended September		Nine Months Ended September
	2009	2008	2009	2008

Operating revenues	$-	$36,845	$-	$718,689

Operating costs and expenses	-	20,148	-	428,626

Other income (expenses), net	-	131	-	(1,787,452)

Income (loss) from discontinued	-	16,828	-	(1,497,389)
operations, net of taxes

Gain on disposal of discontinued	-	-	-	22,835,777
operations, net of taxes

Net income	$-	$16,828	$-	$21,338,388

Basic and diluted income per share
from gain on disposal of
discontinued operations	-	-	-	1.92

Total	-	-	-	1.92

Basic and diluted	-	12,760,443	-	11,074,264

Note 6 –	Stockholders’ Equity

Preferred stock

On September 30, 2008, the Board of Directors resolved to cancel the Company’s previous class of preferred stock and issue up to 5,000,000 shares of a new class of preferred stock, of which 1,000,000 has been designated as a Series A Preferred Stock, $.00001 par value per share.  This series has liquidation preference above common stock.  The holders of Series A Preferred Stock shall be entitled to receive dividends if and when declared by the Board of Directors. Each share of Series A Preferred Stock shall have voting rights identical to a share of common stock (i.e. one vote per share) and shall be permitted to vote on all matters on which holders of common stock are entitled to vote.  So long as any shares of Series A Preferred Stock remain outstanding, the Company shall not without first obtaining the approval of the holders of seventy-five percent (75%) of the then-outstanding shares of Series A Preferred Stock: (i) alter or change the rights, preferences or privileges of the shares of Series A Preferred Stock so as to adversely affect such shares; (ii) increase or decrease the total number of authorized shares of Series A Preferred Stock; (iii) issue any Senior Securities; or (iv) take any action that alters or amends this Series.

During the second quarter of 2008, the Company issued 545,455 shares of Series A Preferred Stock in exchange for $3,000,000 of corporate notes payable.  At September 30, 2009, there were 545,455 shares of Series A Preferred Stock issued and outstanding.

CONQUEST PETROLEUM INCORPORATED and Subsidiaries

Notes to the Consolidated Financial Statements
(unaudited)
September 30, 2009

Note 6 –	Stockholders’ Equity (continued)

Common stock

The Company has 25,000,000 authorized shares of $0.00001 par value common stock. From time to time, common stock may be issued for goods and services, the fair value of which has been determined based the closing price of the stock on the issuance date.

During the nine months ended September 30, 2009, the Company issued 11,489,906 shares of common stock with a fair value of $4,612,161 to employees of the Company for services. The fair value was recorded as an expense, and was calculated according to the closing price of the shares on the date of issuance.

During the nine months ended September 30, 2009, the Company issued 1,769,969 shares of common stock with a fair value of $3,672,268 to third parties for services. The fair value was recorded as an expense, and was calculated according to the closing price of the shares on the date of issuance.

During the nine months ended September 30, 2009, the Company issued 1,242,128 shares of common stock with a fair value of $169,977 for note conversion to related parties. The fair value was calculated according to the closing price of the shares on the date of issuance. Any differences between the fair value of the shares and the debt relieved was recorded through additional paid in capital.

During the nine months ended September 30, 2009, the Company issued 2,025,000 shares of common stock with a fair value of $303,750 for note conversion to unrelated parties. The fair value of the shares was calculated according to the closing price of the shares on the date of issuance. The fair value of the shares issued was equal to the debt and accrued interest relieved therefore there was no gain or loss on the conversion.

During the nine months ended September 30, 2009, the Company issued 3,000,000 shares of common stock with a fair value of $4,500,000 related to a note payable. These shares are considered “Default Shares” and are being held in escrow as insurance to the lenders and will be remitted back to the Company if the note is paid in full.  The agreement has an anti-dilution clause related to these Default Shares. In the event prior to the Default Shares being deemed issued to Lender (and thereby covered by the language above), a Diluting Event occurs which will lessen the Default Percentage Interest , the Default Shares, without any additional consideration of any nature, shall be increased by such additional number. of shares of capital stock of Borrower such that after giving effect to any such event or occurrence the number of Default Shares is not less that the Default Percentage

During the nine months ended the Company issued 200,000 shares of common stock with a fair value of $300,000 with a note payable of $1,500,000 to a third party.  The fair value of the shares was taken as a discount on debt and is being amortized over the life of the note according to the effective interest rate method.

During the nine months ended September 30, 2009, the Company issued 2,853,910 shares of common stock with a fair value of $428,087 for an anti-dilution clause related to the $1,500,000 note payable. The shares were valued according to the closing price of the shares on the date of issuance. The Company has an anti-dilution clause with the lender that any  shares of capital stock (excluding the Default Shares) held by the Lender or any affiliate thereof shall represent an agreed upon percentage of all of the issued and outstanding shares of capital stock of Borrower computed on a fully diluted basis as of the date hereof, which Percentage Interest is 15.00%. Lender shall at all times from and after the Loan Date hold a minimum equity interest in Borrower equal to the Percentage Interest, and Borrower shall not, and shall not permit any of its Subsidiaries to, take any action that in any way dilutes or impairs the Percentage Interest at any time. In the event Borrower shall (a) issue or sell (i) Equity Interests of Borrower or any of its Subsidiaries, or (ii) any options, warrants, rights, debt securities, promissory notes, or other securities exercisable or exchangeable for or convertible into shares of capital stock of Borrower or any Subsidiary thereof, (b) declare or pay any dividend or other distribution to holders of Equity Interests of Borrower or any of its Subsidiaries, or (c) repurchase or redeem any Equity Interests of Borrower or any of its Subsidiaries, and if as a result such event or occurrence dilutes or impairs in any manner and to any extent (a "Diluting Event") the Percentage Interest, Lender shall be entitled to receive, and Borrower shall issue to Lender immediately upon such event or occurrence, such additional number of shares of capital stock of Borrower such that after giving effect to any such event or occurrence Lender's equity interest in Borrower is not less than the Percentage Interest, such additional shares of capital stock to be issued to and acquired by Lender without any additional consideration of any nature.

During the nine months ended September 30, 2009, 247,500 shares of common stock with a fair value of $1,856,250 were  transferred by shareholders for the benefit of the Company.  These transferred shares of common stock were recorded as $1,125,000 for consulting services, $356,250 as a relief of stock payable and $375,000 as a reduction of an outstanding accounts payable during the nine months ended September 30, 2009.

During the nine months ended September 30, 2009, the Company recorded a stock payable of 500,000 shares of common stock with  a fair value of $700,000 for a consulting agreement. These shares were valued as of the date of the agreement according to the closing price of the shares on that date. The shares have not been issued as of September 30, 2009 and therefore disclosed within stock payable.

During the nine months ended September 30, 2009, the Company recorded a stock payable of 152,541 shares of common stock with  a fair value of $73,557 for shares owed related to the anti-dilution provision of the $1,500,000 aforementioned note payable. These shares were expensed during the nine months ended September 30, 2009 and recorded as stock payable at the period then ended. The shares were valued according to the closing price of the shares on September 30, 2009.

During the nine months ended September 30, 2009, the Company recorded a stock payable of 3,298,102 shares of common stock with  a fair value of $461,734 for shares owed related to the anti-dilution provision for Default Shares of the $1,500,000 aforementioned note payable. These shares were recorded as stock held in escrow during the nine months ended September 30, 2009 and recorded as stock payable at the period then ended. The shares were valued according to the closing price of the shares on September 30, 2009.

Warrants

During the first quarter of 2009 months, warrants to acquire 7,500 shares of the Company’s common stock with an exercise price of $7.50 per share were granted for services.   These warrants expire five years from the date of grant.  The fair value of the warrants was determined using the Black-Scholes option pricing model and totaled $38,005.

During the third quarter ended September, 2009, warrants to acquire 1,500,000 shares of the Company’s common stock were issued and the Company containing exercise price reset provisions, were classified as a derivative liability as of August 21, 2009 as these warrants were not deemed to be indexed to the Company’s own stock.  These warrants have an exercise price of $7.50 and expire in August 2012.  As of August 21, 2009, the fair value of these warrants of $24,438 was recognized and resulted in a loss on derivative.  The change in fair value during the three and nine months ended September 30, 2009 of ($19,846) was netted with the loss and recorded as a net derivative loss of $4,592 in the accompanying Consolidated Statements of Operations.

The following is a summary of the warrant activity for the quarter ended September 30, and the year ended December 31,

	2009		2008
	Number of	Weighted		Weighted
	Shares	Average	Number of	Average
		Exercise Price	Shares	Exercise Price

Outstanding, beginning of period	1,529,749	$7.50	1,408,995	$7.50

Granted	1,507,500	7.50	120,754	7.50
Exercised	–	–	–	–
Expired or cancelled	(20,000)	–	–	7.50

Outstanding, end of period	3,017,249	$7.50	1,529,749	$7.50

The fair value of common stock warrants granted is estimated at the date of grant using the Black-Scholes option pricing model by using the historical volatility of comparable public companies. The calculation also takes into account the common stock fair market value at the grant date, the exercise price, the expected life of the common stock warrant, the dividend yield and the risk-free interest rate. Following are the assumptions used during the quarter ended September 30 and the year ended December 31:

	2009	2008
Risk free rate	1.14%	2.45%-2.90%
Expected life	2.5 years	5-10 years
Volatility	85%	67%
Dividend yield	0%	0%

CONQUEST PETROLEUM INCORPORATED and Subsidiaries

Notes to the Consolidated Financial Statements
(unaudited)
September 30, 2009

Note 6 –	Stockholders’ Equity (Continued)

Stock options

During the nine months ended September 30, 2009, the Company granted options to purchase 17,500 shares of the Company’s common stock at an exercise price of $7.50 per share to employees for services provided.  These options expire 5 years from the date of grant.  All the options granted to employees in 2009 vested immediately on the grant date.  The estimated fair value of these stock options was determined on the grant date using the Black-Scholes option pricing model and totaled $66,605.

The following is a summary of the option activity for the quarter ended September 30, and the year ended December 31,

	2009		2008
	Number of	Weighted		Weighted
	Shares	Average	Number of	Average
		Exercise Price	Shares	Exercise Price

Non-vested, beginning of period	-	$7.50	-	$7.50

Granted	17,500	7.50	367,416	7.50
Vested	(17,500)	-	(367,416)	7.50

Non-vested, end of period	-	$7.50	-	$7.50

The fair value of common stock options granted is estimated at the date of grant using the Black-Scholes option pricing model by using the historical volatility of comparable public companies. The calculation also takes into account the common stock fair market value at the grant date, the exercise price, the expected life of the common stock warrant, the dividend yield and the risk-free interest rate. Following are the assumptions used during the quarter ended September 30, 2009 and the year ended December 31, 2008.

	2009	2008
Risk free rate	1.67%	1.79%-2.23%
Expected life	5 years	5-10 years
Volatility	86%	67%
Dividend yield	0%	0%

CONQUEST PETROLEUM INCORPORATED and Subsidiaries

Notes to the Consolidated Financial Statements
(unaudited)
September 30, 2009

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

•
In the suit, Raymond Thomas, et al. vs Ashley Investment Company, et al., on June 26, 2009, the Judge for the 5 th  District Court, Louisiana approved the Judgment Dismissing Conquest and other Defendants and the Judgment Approving Conquest and other Defendants’ Settlement Agreement of Delhi Field Claims.  Conquest will be responsible for the remaining remediation costs to restore the surface leases to standards set by the Louisiana Department of Natural Resources. The Company will also be responsible for the payment of certain remediation, legal, and expert witness expenses incurred in the past and paid by a 3 rd  party.   The Company has accrued a liability for this remediation of $750,000 as of December 31, 2008.  There was no change to the liability for the nine months ended September 30, 2009.

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

•
In the suit LFU Fort Pierce, Inc d/b/a Labor Finders, our subsidiary Tiger Bend Drilling was sued for $284,988.  This has been expensed in 2007 and is reflected in our accounts payables at September 30, 2009 and December 31, 2008.

•
In the suit with Anthony Austin, Mr. Austin was let go in January 2008 after working 3 months and has filed a claim for $1,000,000.  Mr. Austin’s attorney has since withdrawn from the case and on April 14, 2009 the court granted a motion for directed verdict in Conquest’s favor.

CONQUEST PETROLEUM INCORPORATED and Subsidiaries

Notes to the Consolidated Financial Statements
(unaudited)
September 30, 2009

Note 7 –	Commitments and Contingencies (continued)

•
In the suit with Don Shein, Mr. Shein is claiming back salary, severance expenses and commissions that do not coincide with our accounting and his employment contract.  He also lent the company $100,000.  We have come to an agreement whereby Mr. Shein will extend his $100,000 loan and the company has facilitated the issuance of 375,000 shares of the company’s common stock by a third party shareholder.  The issuance of shares by the third party shareholder on the Company’s behalf relieved $356,250 from stock payable as of September 30, 2009.

•	The former CEO, Marvin Watson is claiming expenses, past salary and severance in regards to his employment. The company sees no merit in his claim and will defend itself vigorously.
•
The law firm Maloney Martin & Mitchell is seeking payment for services rendered with regards to the GEF/ South Belridge settlement.  At this point the amount and probability of payment is not determinable.

•
In the suit with Pannell Kerr Forster of Texas PC (AKA PKF Texas) is seeking payment for services rendered.  We have retained an expert witness in this field to opine on what the Company was charged and the ethics associated with PKF’s performance.  At this point the amount and probability of payment is not determinable. The Company accrued a balance owed to PKF of $299,105 as of September 30, 2009.

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

Note 9 –	Related Party Note

During the nine months ended September 30, 2009 the Company had a contribution from shareholder. This shareholder issued their personal shares on behalf of the Company to pay for expenses and debt accrued by the Company. During the nine months ended September 30, 2009, 247,500 shares of common stock with a fair value of $1,856,250 were  transferred by the shareholder for the benefit of the Company.  These transferred shares of common stock were recorded as $1,125,000 for consulting services, $356,250 as a relief of stock payable and $375,000 as a reduction of an outstanding accounts payable during the nine months ended September 30, 2009.

The Company received funding from related parties $30,000 during the nine months ended September 30, 2009. Debt totaling $169,977 was converted for 2,242,128 shares of common stock during the nine months ended September 30, 2009.

Note 10 –	Subsequent Events

On October 1, 2009, the Company filed Form S-1 registration Statement with the Securities and Exchange Commission to register 6,556,100 shares of common stock.  The Company received comments from the SEC on October 30, 2009 and is responding to those comments.  The Company filed an amended December 31, 2008 Form 10/KA, March 31, 2009 10/QA and June 30, 2009 10/QA and responses to the SEC comment letter on November 16, 2009.

On November 1, 2009 the Company and BlueRock entered into a fourth amendment of the production payment agreement which extended the agreement to November 30, 2009.

On November 12, 2009, the Company filed Form S-8 registration statement with the Securities and Exchange Commission to register 25,000,000 shares of common stock to be issued pursuant to the Conquest Petroleum Incorporated 2005 Incentive Compensation Plan.

On November 18, 2009, the Company filed Form 8-K with the Securities and Exchange Commision to announce a $1,000,000 capital funding from a third party.

The Company evaluated all subsequent events through the filing date November 23, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors that have affected certain aspects of the Company’s financial position and results of operations during the periods included in the accompanying unaudited consolidated financial statements. You should read this in conjunction with the discussion under “Financial Information” and the audited consolidated financial statements included in the Company’s Annual Report on Form 10-KA  for the year ended December 31, 2008 and the unaudited consolidated financial statements included elsewhere herein.

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

Going Concern

As presented in the unaudited consolidated financial statements, the Company has incurred a net loss of $13,718,759 during the nine months ended September 30, 2009, and losses are expected to continue in the near term. Current liabilities exceeded current assets by $15,307,464 and the accumulated deficit is $108,992,373 at September 30, 2009.  Amounts outstanding and payable to creditors are in arrears and the Company is in negotiations with certain creditors to obtain extensions and settlements of outstanding amounts. The Company is currently in default on certain of its debt obligations and the Company has no future borrowings or funding sources available under existing financing arrangements. Management anticipates that significant additional capital expenditures will be necessary to develop the Company’s oil and natural gas properties, which consist primarily of proved reserves that are non-producing, before significant positive operating cash flows will be achieved.

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

Three Months Ended September 30 2009 Compared to the Three Months Ended September 30, 2008

Oil and Natural Gas Revenues. Oil and natural gas revenues for the three months ended September 30, 2009 and 2008 were $202,214 and $33,376, respectively, a decrease of 62%. This decrease was attributed to oil and gas prices being higher in 2008.

License Fees, Royalties & Related Services. License fees, royalties and related services for the three months ended September 30, 2009 and 2008 were nil and $17,450, respectively, a decrease of $17,450.  The Company sold it technology to a third party during the second quarter of 2009 and does not anticipate revenue relating to license fees.

Production and Lease Operating Expenses. Production and lease operating expenses for the three months ended September 30, 2009 and 2008 were $471,421 and $220,445, respectively, an increase of 53.24%%.   This increase was due to funding received in the third quarter to begin substantial workover on wells in the Delhi fields.

Depletion, Depreciation and Amortization.   Depletion, depreciation, and amortization for the three months ended September 30, 2009 and 2008 were $119,240 and $477,874, respectively, a decrease of $358,634. The decrease was due to the decrease in depletion and depreciation of the reserve basis in the Marion and Belton Field.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2009 and 2008 were $3,272,746 and $1,893,280, respectively.  This net increase of $1,379,466 reflects non-cash expenses for compensation and third party services.  The Company issued common stock valued at $1,608,411 and $207,301, respectively as compensation during the three months ended September 30, 2009 and 2008..  The Company issued common stock valued at 222,500 to third parties for consulting and finance services during the three months ended September 30, 2009.

Interest Expense, net. Interest expense, net for the three months ended September, 2009 and 2008 was $560,848 and $254,190, respectively.   Interest expense related to debt increased as a result of the additional funding received in the third quarter. In addition, the BlueRock interest increased from 8% to 18% resulting in an additional interest expense of approximately $100,000.

Net Loss. The Company incurred a loss from operations for the three months ended September, 2009 and 2008 of $4,330,273 and  $3,808,407 respectively, specifically due to reasons discussed above.

 Nine Months Ended September 30 2009 Compared to the Nine Months Ended September 30, 2008

Oil and Natural Gas Revenues. Oil and natural gas revenues for the nine months ended September 30, 2009 and 2008 were $577,104 and $1,479,084, respectively, a decrease of 60.98%. This decrease was attributed to oil and gas prices being higher in 2008 and production in fields was limited to lack of funds for drilling.

License Fees, Royalties & Related Services. License fees, royalties and related services for the nine months ended September 30, 2009 and 2008 were $9,000 and $102,142, respectively, a decrease of $93,142.  The Company sold it technology to a third party during the second quarter of 2009 and does not anticipate revenue relating to license fees.

Production and Lease Operating Expenses. Production and lease operating expenses for the nine months ended September 30, 2009 and 2008 were $874,774 and $612,812, respectively, a decrease of 29.94%.  This increase was due to funding received in the third quarter to begin substantial workover on wells in the Delhi fields.

Depletion, Depreciation and Amortization.   Depletion, depreciation, and amortization for the nine months ended September 30, 2009 and 2008 were $378,064 and $1,395,684, respectively, a decrease of $1,017,620. The decrease was due to the decrease in depletion and depreciation of the reserve basis in the Marion and Belton Field.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2009 and 2008 were $10,782,005 and $10,917,445, respectively.  This net increase of $135,440 reflects non-cash expenses for compensation of  $4,612,161 and $3,672,268 for related party services during the nine months ended September 30, 2009.

Interest Expense, net. Interest expense, net for the nine months ended September, 2009 and 2008 was $1,247,688 and $2,034,747, respectively.   Interest expense related to debt decreased significantly as a result of the conversion of notes payable during the last quarter of 2008.

Net Loss. The Company incurred a loss from operations for the nine months ended September, 2009 and 2008 of $13,718,759 and $14,146,162, respectively, specifically due to reasons discussed above.

Liquidity and Capital Resources

At September 30, 2009, the Company had a working capital deficit of $15,307,464 as compared to a working capital deficit of $11,397,280 at December 31, 2008.  Current liabilities increased to $15,708,022 at September 30, 2009 from $11,714,204 at December 31, 2008.

Net cash used in operating activities totaled $2,126,373 for the nine months ended September 30, 2009.   Net cash used by operating activities totaled $2,117,285 for the nine months ended September 30, 2008.   Net cash used in operating activities for the 2009 period consists primarily of the net loss of $13,718,759 and an increase from receivables of $85,480 added to the net change in accounts payable and accrued liabilities of $233,526, and by several non-cash charges including common stock issued for services valued at $8,284,429 and depletion, depreciation and amortization of $378,064. The reduction in cash used in operating activities in the 2009 period was primarily due to the limited availability of funds.

Net cash provided by investing activities totaled $119,195 for the nine months ended September 30, 2009.  Net cash used in investing activities totaled $716,526 for the nine months ended September 30, 2008.   Net cash provided by investing activities for the 2009 period consists primarily of proceeds from the sale of properties and license fees.

Net cash provided by financing activities totaled $2,018,339 and $1,980,768 for the nine months ended September 30, 2009 and 2008, respectively.  Net cash provided by financing activities for the 2009 period consists of proceeds from new borrowings of $1,630,000 and funds provided by BlueRock for the Marion Field expenses.

While the Company is actively seeking additional funding sources, no future borrowing or funding sources are available under existing financing arrangements.

Item 4T.    Controls and Procedures.  There was no change in our internal control over financial reporting during the quarter ended September 30, 2009, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Chief Executive Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of September 30, 2009 our disclosure controls and procedures were not effective.

Management’s assessment of the effectiveness of the registrant’s internal control over financial reporting is as of the quarter ended September 30, 2009. Based on that evaluation, our management concluded that our control over financial reporting and related disclosure controls and procedures were not effective because our accounting processes lack appropriate segregation of responsibilities and accounting technical expertise necessary for an effective system of internal control. We believe that our lack of technical expertise constitutes a material weakness in our internal control. In addition to this material weakness, Management’s  assessment showed that the following material weaknesses from the audited year ended December 31, 2008 had not been corrected and still existed as of September 30, 2009.

1.      As of September 30, 2009, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.        As of September 30, 2009, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.        This lack of internal controls over financial reporting resulted in numerous adjusting journal entries proposed by our independent auditor during their review of the period ended September 30, 2009.

During the Company’s annual audit Management evaluated remediation plans related to the above internal control deficiencies. Management analyzed the costs and benefits of several different options to improve our internal controls over financial reporting. The following options for improving the controls were analyzed (i) hiring a qualified CFO with both GAAP and SEC reporting experience (ii) forming an internal audit department (iii) subscribing to GAAP and SEC reporting databases (iv) additional staffing to provide segregation of duties and a review infrastructure for financial reporting (v) An information technology department to provide security over our information and to help facilitate electronic filing. In the evaluation, Management estimated implementation of the proposed remediation plan within 1 to 2 years. It was concluded from our evaluation that the costs to implement the plan were greater than the benefits to be received, and Management therefore passed on implementation until operations of the Company have improved. Due to the current operating condition of the company, and the current and future outlook of the economic climate, we do not foresee the ability to adequately implement the remediation plan within the foreseeable future.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

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

•
In the suit, Raymond Thomas, et al. vs Ashley Investment Company, et al., on June 26, 2009, the Judge for the 5 th  District Court, Louisiana approved the Judgment Dismissing Conquest and other Defendants and the Judgment Approving Conquest and other Defendants’ Settlement Agreement of Delhi Field Claims.  Conquest will be responsible for the remaining remediation costs to restore the surface leases to standards set by the Louisiana Department of Natural Resources. The Company will also be responsible for the payment of certain remediation, legal, and expert witness expenses incurred in the past and paid by a 3 rd  party.   The Company has accrued a liability for this remediation of $750,000 as of December 31, 2008.  There was no change to the liability for the nine months ended June 30, 2009.

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

•
In the suit LFU Fort Pierce, Inc d/b/a Labor Finders, our subsidiary Tiger Bend Drilling was sued for $284,988.  This has been expensed in 2007 and is reflected in our accounts payables at September 30, 2009 and December 31, 2008.

•
In the suit with Anthony Austin, Mr. Austin was let go in January 2008 after working 3 months and has filed a claim for $1,000,000.  Mr. Austin’s attorney has since withdrawn from the case and on April 14, 2009 the court granted a motion for directed verdict in Conquest’s favor.

CONQUEST PETROLEUM INCORPORATED and Subsidiaries

Notes to the Consolidated Financial Statements
(unaudited)
September 30, 2009

•
In the suit with Don Shein, Mr. Shein is claiming back salary, severance expenses and commissions that do not coincide with our accounting and his employment contract.  He also lent the company $100,000.  We have come to an agreement whereby Mr. Shein will extend his $100,000 loan and the company has facilitated the issuance of 375,000 shares of the company’s common stock by a third party shareholder.  The issuance of shares by the third party shareholder on the Company’s behalf relieved $356,250 from stock payable as of September 30, 2009.

•	The former CEO, Marvin Watson is claiming expenses, past salary and severance in regards to his employment. The company sees no merit in his claim and will defend itself vigorously.
•
The law firm Maloney Martin & Mitchell is seeking payment for services rendered with regards to the GEF/ South Belridge settlement.  At this point the amount and probability of payment is not determinable.

•
In the suit with Pannell Kerr Forster of Texas PC (AKA PKF Texas) is seeking payment for services rendered.  We have retained an expert witness in this field to opine on what the Company was charged and the ethics associated with PKF’s performance.  At this point the amount and probability of payment is not determinable

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Common stock

During the nine months ended September 30, 2009, the Company issued 11,489,906 shares of common stock with a fair value of $4,612,161 to employees of the Company for services.

During the nine months ended September 30, 2009, the Company issued 1,769,969 shares of common stock with a fair value of $3,672,268 to third parties for services.

During the nine months ended September 30, 2009, the Company issued 1,242,128 shares of common stock with a fair value of $169,977 for note conversion to related parties.

During the nine months ended September 30, 2009, the Company issued 2,025,000 shares of common stock with a fair value of $303,750 for note conversion with unrelated parties.

During the nine months ended September 30, 2009, the Company issued 3,000,000 shares of common stock with a fair value of $4,500,000 related to a note payable to be held in escrow.

During the nine months ended, 245,700 shares of common stock with a fair value of $7.50 per share or $1,856,250 were transferred by shareholders for the benefit of the Company.

During the nine months ended the Company issued 200,000 shares of common stock with a fair value of $300,000 with a note payable to a third party.

During the nine months ended September 30, 2009, the Company issued 2,853,910 shares of common stock with a fair value of $428,087 for an anti-dilution clause.

During the nine months ended September 30, 2009, $356,250 was relieved from stock payable by the transfer of shares by shareholders for the benefit of the Company.

During the nine months ended September 30, 2009, 2,475,000 shares of common stock with a fair value of $1,856,250 were  transferred by shareholders for the benefit of the Company.  These transferred shares of common stock were recorded as $1,125,000 for consulting services, $356,250 as a relief of stock payable and $375,000 as a reduction of an outstanding accounts payable during the nine months ended September 30, 2009.

During the nine months ended September 30, 2009, the Company agreed to issue 500,000 shares with a fair value of $700,000 to consultants. The shares were not issued as of September 30, 2009 and are recorded as stock payable as of the period then ended.

As of September 30, 2009, the Company is required to issue 152,541 shares with a fair value of $73,557 to lenders related to the anti-dilution clause of the $1,500,000 note issued in the quarter ended September 30, 2009. The shares were not issued as of September 30, 2009 and are recorded as stock payable as of the period then ended.

As of September 30, 2009, the Company is required to issue 3,298,102 shares with a fair value of $73,557 to an escrow account held by lenders related to the “Default Shares” anti-dilution clause of the $1,500,000 note issued in the quarter ended September 30, 2009. The shares were not issued as of September 30, 2009 and are recorded as stock payable as of the period then ended.

Warrants

During the first quarter of 2009 months, warrants to acquire 7,500 shares of the Company’s common stock with an exercise price of $7.50 per share were granted for services.   These warrants expire five years from the date of grant.  The fair value of the warrants was determined using the Black-Scholes option pricing model and totaled $38,005.

During the third quarter ended September, 2009, warrants to acquire 1,500,000 shares of the Company’s common stock were issued and the Company containing exercise price reset provisions, were classified as a derivative liability as of August 21, 2009 as these warrants were not deemed to be indexed to the Company’s own stock.  These warrants have an exercise price of $7.50 and expire in August 2101.  As of August 21, 2009, the fair value of these warrants of $24,438 was recognized and resulted in a loss on derivative.  The change in fair value during the three and nine months ended September 30, 2009 of ($19,346) was netted with the loss and recorded as a net derivative loss of $4,592 in the accompanying Consolidated Statements of Operations.

Stock options

During the nine months ended September 30, 2009, the Company granted options to purchase 17,500 shares of the Company’s common stock at an exercise price of $7.50 per share to employees for services provided.  These options expire 5 years from the date of grant.  All the options granted to employees in 2009 vested immediately on the grant date.  The estimated fair value of these stock options was determined on the grant date using the Black-Scholes option pricing model and totaled $66,605.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

The Company received $1,500,000 restricted funding from an external source (“the Lender”) to bring the Delhi field wells back into production and to satisfy certain obligations regarding the settlement of the Delhi lawsuit.  The terms of the restricted funding were the issuance of a $1,500,000 note payable at an interest rate of 15% due and payable on June 30, 2010 (principal and interest), and the issuance of 200,000 shares of restricted common stock  (the “Closing Shares”) valued at $7.50 per share as an inducement to loan the funds. If the principal and interest are not re-paid at the end of the one year period, the Lender will gain legal right and title to 3,000,000 penalty shares of restricted common stock valued at $7.50 per share (“Penalty Shares”). The Penalty Shares are being held by the Lender and will become the property of the Lender in the event of default. Also, the Company executed  a  term assignment of an overriding royalty interest in the Delhi Field equal to fifteen percent of eight-eights (15% of 8/8ths) of all revenue attributable to Hydrocarbons produced and saved from or attributable or allocable to the Delhi Field net of severance taxes for a period of 30 months ending on December 31, 2011.  Further, if a total of $4,500,000 (to include the principal and interest repayment) is not paid at the end of the 30 month period, the Company will make a cash payment to cover the deficiency

August 2009 Standby Equity Distribution Agreement

On August 21, 2009, and amended on September 25, 2009, the Company and YA Global entered into a Standby Equity Distribution Agreement, or SEDA, pursuant to which, for a two-year period, we have the right to sell shares of our common stock to YA Global. On August 21, 2009, we issued 260,000 shares of our common stock to YA Global in lieu of payment of a $65,000 commitment fee. As part of the transaction, we also issued YA Global a warrant to buy 1,500,000 shares of our common stock at $7.50 per share. As of September 30, 2009, we had not sold any shares of common stock to YA Global under the SEDA. If and whenever on or after the Issuance Date of this Warrant, the Company issues or sells, or is deemed to have issued or sold, any shares of Common Stock (other than Excluded Securities) for a consideration per share less than a price (the "Applicable Price") equal to the Warrant Exercise Price in effect immediately prior to such issuance or sale (such issuance or sale a "Dilutive Issuance"), then immediately after such Dilutive Issuance the Warrant Exercise Price then in effect shall be reduced to an amount equal to the product of (1) the Exercise Price in effect immediately prior to such Dilutive Issuance and (2) the quotient obtained by dividing (x) the sum of (A) the product obtained by multiplying the Warrant Exercise Price in effect immediately prior to such Dilutive Issuance and the number of shares of Common Stock outstanding immediately prior to such Dilutive Issuance and (B) the consideration, if any, received by the Company upon such Dilutive Issuance, by (y) the product obtained by multiplying (A) the Warrant Exercise Price in effect immediately prior to such Dilutive Issuance by (B) the number of shares of Common Stock deemed outstanding immediately after such Dilutive Issuance. Upon each such adjustment of the Warrant Exercise Price hereunder, the number of Warrant Shares issuable upon exercise of this Warrant shall be adjusted to the number of shares determined by multiplying the Warrant Exercise Price in effect immediately prior to such adjustment by the number of Warrant Shares issuable upon exercise of this Warrant immediately prior to such adjustment and dividing the product thereof by the Warrant Exercise Price resulting from such adjustment.

For each share of common stock purchased under the SEDA, YA Global will pay ninety-three point five percent (93.5%) of the lowest daily volume weighted average price during the five consecutive trading days after we provide notice to YA Global.  Each such advance may be for an amount not to exceed the average daily trading volume of our common stock for the five consecutive trading days prior to the notice date. In addition, in no event shall the number of shares of common stock issuable to YA Global pursuant to an advance cause the aggregate number of shares of common stock beneficially owned by YA Global and its affiliates to exceed 4.99%.

Our right to deliver an advance notice and the obligations of YA Global hereunder with respect to an advance is subject to our satisfaction of a number of conditions, including that our common stock is trading, and we believe will continue for the foreseeable future to trade, on a principal market, that we have not received any notice threatening the continued listing of our common stock on the principal market and that a registration statement is effective.

In addition, without the written consent of YA Global, we may not, directly or indirectly, offer to sell, sell, contract to sell, grant any option to sell or otherwise dispose of any shares of common stock (other than the shares offered pursuant to the provisions of the agreement) or securities convertible into or exchangeable for common stock, warrants or any rights to purchase or acquire, common stock during the period beginning on the 5th trading day immediately prior to an advance notice date and ending on the 5th trading day immediately following the settlement date.

We may terminate the SEDA upon fifteen trading days of prior notice to YA Global, as long as there are no advances outstanding and we have paid to YA Global all amounts then due. A copy of the SEDA is attached hereto as an exhibit.

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

CONQUEST PETROLEUM INCORPORATED
(Registrant)

Date: November 23, 2009	By:	/s/ Robert D. Johnson
Robert D. Johnson
Chief Executive Officer