Form 10-Q
period 2010-03-31
Conquest Petroleum Inc
filed 2010-05-24
CIK 1422220

UNITED STATESSECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________

FORM 10-Q

[ x ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [x]    No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting Company. See definitions of [ ] large accelerated filer, [ ] accelerated filer” and [x] smaller reporting Company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting Company [x]

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).    Yes [ ]     No [x]

The number of shares of the registrant’s comon stock outstanding as of May 24, 2010  44,717,689 shares.
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of exchange on which registered
Common Stock, par value $0.00001 per share	OCTBB

Securities registered pursuant to Section 12(g) of the Act: None

At March 31, 2010, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $1,385,425 based on the closing price of such stock on such date of $0.035.

Conquest Petroleum Incorporated
Form 10-Q

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements

Conquest Petroleum Incorporated
Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
	2010	2009

Assets
Current assets:
Cash and cash equivalents	$-	$89,813
Accounts receivable	104,567	27,351
Other receivable	24,780	32,464
Prepaid expenses and other current assets	62,520	90,620

Total current assets	191,867	240,248

Oil and natural gas properties (successful efforts method of accounting):
Proved	4,194,381	4,194,381
Unproved	172,796	172,796
Total oil and natural gas properties	4,367,177	4,367,177

Less accumulated depletion, depreciation and amortization	(3,103,049)	(3,035,497)

Oil and natural gas properties, net	1,264,128	1,331,680

Property and equipment:
Land	112,961	112,961
Buildings	215,445	215,445
Property improvements	244,025	244,025
Office equipment and computers	31,489	31,489
Furniture and fixtures	22,937	22,937
Field service vehicles and equipment	419,384	484,782
Drilling equipment	124,295	137,600
Total property and equipment	1,170,536	1,249,239
Less accumulated depreciation	(398,561)	(409,798)
Property and equipment, net	771,975	839,441

Other assets	534,380	540,802
Restricted cash	100	-
Total assets	$2,762,450	$2,952,171

Conquest Petroleum Incorporated
Consolidated Balance Sheets (Continued)
(Unaudited)

	March 31,	December 31,
	2010	2009

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$2,826,466	$2,530,614
Interest payable	1,071,460	921,301
Accrued payroll and related taxes and benefits	1,107,096	944,375
Accrued liabilities	678,490	695,902
Derivative liability	23,185	107,425
Production payment payable, current	8,162,261	7,853,620
Current maturity of notes payable, net of discount	5,704,157	4,413,309
Current maturities of convertible notes payable, related parties, net of discount	725,000	725,000

Total current liabilities	20,298,115	18,191,546

Deferred revenue	60,000	60,000
Asset retirement obligation	1,963,872	1,923,883

Total liabilities	22,321,987	20,175,429

Stockholders’deficit:
Preferred stock, $0.00001 par value; 50,000,000 shares
authorized; 545,454 and 545,454 shares issued and outstanding at March 31, 2010 and December 31, 2009 respectively	5	5
Common stock, $0.00001 par value; 250,000,000 shares
authorized;39,584,402 and 39,545,867 shares issued and 39,583,563 and 39,545,028 shares outstanding at March 31, 2010 and December 31, 2009, respectively	396	395
Stock payable	2,258,357	2,264,093
Stock held in escrow	(5,100,800)	(5,100,800)
Additional paid-in capital	104,155,374	104,149,392
Accumulated deficit	(120,872,869)	(118,536,343)
Treasury stock, at cost (839 shares held at
March 31, 2010 and December 31, 2009, respectively)	-	-

Total stockholders’ deficit	(19,559,537)	(17,223,258)

Total liabilities and stockholders’ deficit	$2,762,450	$2,952,171

See accompanying notes to consolidated financial statements

Conquest Petroleum Incorporated
Consolidated Statements of Operations (unaudited)

	Three Months Ended March 31,
	2010	2009
Revenues:
Oil and natural gas revenues	$326,882	$187,226

Total revenues	326,882	187,226

Cost and expenses:
Production and lease operating expenses	442,620	275,720
Drilling operating expenses	-	1,980
Depletion, depreciation and amortization	91,313	139,852
Accretion of asset retirement obligation	39,989	36,463
General and administrative expenses	320,471	2,305,679

Total cost and expenses	894,393	2,759,694

Loss from operations	(567,511)	(2,572,468)

Other income (expense):
Change in value of derivative liability	84,240	-
Interest expense net	(1,800,658)	(279,889)
Loss on sale of assets	(49,590)	-
Interest Income	46	-
Other miscellaneous income (expense), net	(3,053)	36,460

Total other income (expense), net	(1,769,015)	(243,429)

Net loss	$(2,336,526)	$(2,815,897)

Total Net loss per common share
Basic and diluted	$(0.06)	$(3.23)

Weighted average common shares outstanding:
Basic and diluted	39,582,305	871,593

See accompanying notes to consolidated financial statements

Conquest Petroleum Incorporated
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from continuing operating activities:
Net loss	$(2,336,526)	$(2,815,897)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depletion, depreciation and amortization	91,313	139,852
Accretion of asset retirement obligation	39,989	36,463
Gain on sale of properties	-	(40,000)
Loss on sale of assets	49,590	6,815
Amortization of deferred financing costs	6,422	-
Amortization of debt discount	1,285,504	40,424
Change in fair value of derivative liability	(84,240)	-
Common stock owed for services	52	-
Common stock issued for services, non employees	195	1,650,000
Common stock warrants issued for services	-	38,005
Options issued for services	-	66,605
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	(69,532)	108,062
Prepaid expenses and other current assets	28,000	170,967
Accounts payable and accrued expenses	908,255	416,717
Deferred revenue	-	-

Net cash used in operating activities	(80,978)	(181,987)

Cash flows from investing activities:

Cash paid for purchase of oil and gas assets	-	(11,703)
Cash paid for purchase of fixed assets	(16,690)	-
Proceeds from sale of fixed assets	10,805	-
Proceeds from disposition of oil & gas properties	-	65,776

Net cash (used in) provided by investing activities	(5,885)	54,073
Cash flows from financing activities:

Payments on production payable	-	(64,588)
Proceeds - issuance of notes payable	-	100,000
Proceeds from issuance of notes payable, related parties	-	25,000
Principal payments on notes payable	(2,950)	-

Net cash (used in) provided by financing activities	(2,950)	60,412

Decrease in cash equivalents	(89,813)	(67,502)

Cash and cash equivalents - beginning of year	89,813	67,502

Cash and cash equivalents - end of year	$-	$-

Supplementary cash flow information:
Cash paid for interest	$-	$130,743

Non-cash transactions:
Anti-dilution shares issued related to note payable agreement	$5,788	$-

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

Going concern

As presented in the unaudited consolidated financial statements, the Company has incurred a net loss of $2,336,526 during the three months ended March 31, 2010, and losses are expected to continue in the near term. Current liabilities exceeded current assets by $20,106,248 and the accumulated deficit is ($120,872,869) at March 31, 2010.  Amounts outstanding and payable to creditors are in arrears and the Company is in negotiations with certain creditors to obtain extensions and settlements of outstanding amounts. The Company is currently in default on most of its debt obligations and the Company has no future borrowings or funding sources available under existing financing arrangements. Management anticipates that significant additional capital expenditures will be necessary to develop the Company’s oil and natural gas properties, which consist primarily of proved reserves that are non-producing, before significant positive operating cash flows will be achieved.

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

Derivative Instruments

We have Topic Number 815 in determining whether the Company has a derivative related to warrants issued in 2009. The literature applies to the Company for certain freestanding warrants that contain exercise price adjustment features known as down round provisions.  Based on the guidance we have concluded these instruments were required to be accounted for as derivatives effective upon issuance of the warrants.

We have recorded the fair value of the warrants as a derivative liability in our balance sheet at fair value with changes in the value of the derivative reflected in the consolidated statements of operations as a gain or loss on derivative liability.  The derivative instrument is not designated as a hedging instrument.

The derivative has been valued upon issuance and on the balance sheet date using the Black-Scholes model. This valuation is outlined in more detail in the following note “Fair Value of Financial Instruments”.

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

The Company utilizes various types of financing to fund its business needs, including debt with warrants attached and other instruments indexed to its stock.  The Company reviews its warrants and conversion features of securities issued as to whether they are freestanding or contain an embedded derivative and if so, whether they are classified as a liability at each reporting period until the amount is settled and reclassified into equity with changes in fair value recognized in current earnings.  At March 31, 2010, the Company had outstanding to a holder 1,500,000 warrants to purchase common stock of the Company, the fair values of which are classified as a liability.  As a part of the ratchet provision related to the warrant agreement, the Company is required to reduce the exercise price of the warrants, as well as issue additional warrants when a ratchet triggering event occurs.  The additional warrants required related to triggering events as of March 31, 2010 and December 31, 2009 were 496,867 and 125,723, respectively.  These additional warrants owed were accounted for within the derivative liability.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment.  The company evaluates its hierarchy disclosures each quarter.  The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with the warrants to purchase common stock (discussed above).  The Company classifies the fair value of the derivative liability under level three. The fair value of the derivative liability was calculated using the Black-Scholes model.  Under the Black-Scholes model using an expected life of 2.6 years, warrants of 1,625,723, an exercise price of $6.92, volatility of 198.14%, and a risk-free interest rate of 1.70%, the Company determined the fair value of the derivative liability to be $107,425 as of December 31, 2009.  Under the Black-Scholes model using an expected life of 2.4 years, volatility of 196.95%, warrants of 1,996,867, exercise price of $5.63, and  a  risk-free interest rate of 1.02%, the Company determined the fair value of the derivative liability to be $23,185 at March 31, 2010.

The following shows the changes in the derivative liability measured on a recurring basis for the three months ended March 31, 2010

Derivative liability at December 31, 2009	$107,425

Gain on derivative	(84,240)

Derivative liability at March 31, 2010	$23,185

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

On January 1, 2009, the Company adopted a new accounting standard issued by the FASB related to the disclosure of derivative instruments and hedging activities.  This standard expanded the disclosure requirements about an entity’s derivative financial instruments and hedging activities including qualitative disclosures about objectives and strategies for suing derivatives, quantitative disclosures about fair value amounts of an gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.  At March 31, 2010, the Company has a derivative liability of $61,083 related to the warrants to purchase common stock.  The derivative instruments were not entered into as hedging activities, and the change in value of the liability is included in the accompanying Consolidated Statement of Operations.

Effective January 1, 2009, the Company adopted a new accounting standard related to determining whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception from hedge accounting.  Upon adoption, the Company’s warrants issued in the third quarter of 2009 were classified in liabilities as these warrants contain exercise price reset features and were deemed to not be indexed to the Company’s own stock.  See Note 3 for further discussion.

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

Major Customers

The Company sold oil and natural gas production that composed material concentrations of its oil and natural gas revenues as follows:

	Three Months Ended March 31,

	2010	2009

Interconn Resources, Inc. (l)	58%	90%

Plains (1)	35%	10%

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

We depreciate other property and equipment using the straight-line method based on estimated useful lives ranging from five to ten years.

Long-lived assets

For unproved property costs, management reviews these investments for impairment on a property-by-property basis if a triggering event should occur that may suggest that an impairment may be required.

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, or at least annually for oil and gas producing assets.  If the carrying amount of the asset, including any intangible assets associated with that asset, exceeds its estimated future undiscounted net cash flows, the Company will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value. The fair value used to calculate the impairment for a producing oil and natural gas field that produces from a common reservoir is first determined by comparing the undiscounted future net cash flows associated with total proved properties to the carrying value of the underlying evaluated property. If the cost of the underlying evaluated property is in excess of the undiscounted future net cash flows, the future net cash flows are discounted at 10%, which the Company believes approximates fair value, to determine the amount of impairment.

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

The following table is a reconciliation of the ARO liability for continuing operations for the three months ended March 31 and the year ended December 31:

	Three Months
	Ended	Year Ended
	March 31,	December 31,
	2010	2009

Asset retirement obligation at beginning of period	$1,923,883	$1,840,641

Revisions to previous estimates	-	22,773

Accretion expense	39,989	60,469

Asset retirement obligation at end of period	$1,963,872	$1,923,883

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

Earnings per share

Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilutive effects of common stock equivalents such as options, warrants and convertible securities. Due to the Company incurring a net loss from continuing operations during the three months ended March 31, 2010 and 2009, basic and diluted loss per share are the same as all potentially dilutive common stock equivalents are anti-dilutive.

Note 3 –	Derivative Liability

Derivative

On August 21, 2009, and amended on September 25, 2009, the Company and YA Global entered into a Standby Equity Distribution Agreement, or SEDA, pursuant to which, for a two-year period, we have the right to sell shares of our common stock to YA Global. On August 21, 2009, we issued 260,000 shares of our common stock to YA Global in lieu of payment of a $65,000 commitment fee. As part of the transaction, we also issued YA Global a warrant to buy 1,500,000 shares of our common stock at $7.50 per share. On March 8, 2010 the Agreement was mutually terminated with no further liability to the Company.

On January 1, 2009, the Company adopted Topic No. 815, and as a result the 1,500,000 warrants issued by the Company containing exercise price and number of warrants  reset provisions, were classified as a derivative liability as of August 21, 2009 as these warrants were not deemed to be indexed to the Company’s own stock.  These warrants had an exercise price of $7.50 at issuance and expire in August 2012. The exercise price was ratcheted down to $5.63, and the company owed additional warrants of 496,867 at March 31, 2010 based on the ratchet provisions in the warrant agreement.  As of December 31, 2009, the fair value of these warrants was $107,425.  The change in fair value during the period ended March 31, 2010 was $84,240 resulting in a derivative liability of $23,185 as of March 31, 2010.

Note 3 –	Debt

Notes payable consists of the following at March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009

Notes payable	$8,499,749	$8,494,405

Convertible notes payable, related party	$725,000	$725,000

	$9,224,749	$9,219,405

Less unamortized debt discount	$(2,795,592)	$(4,081,096)

	$6,429,157	$5,138,309
Less current maturities:
Notes payable, net of discount	$(5,704,157)	$(4,413,309)
Convertible notes payable, related party, net of discount	$(725,000)	$(725,000)

Notes payable, net of current maturities and discount	$-	$-

The Company has a note payable with an individual investor aggregating $400,000 at March 31, 2010.

This note payable matured on September 30, 2007 bearing interest at fixed rate of 18%.  Interest will accrue from the note issue date and is due and payable either at maturity or quarterly or semi-annually until maturity.  The Company is in default on notes payable of $400,000 at March 31, 2010, and is in the process of renegotiating its terms. This note payable in default is accruing interest at an additional 10% (28% total) and additional late fees may apply.  This note payable is unsecured.   Texas usury laws prevent interest rates above 18% and as such, the Company has not accrued interest above the 18% limit.

During   2008, the Company borrowed an additional $100,000 from an individual at an interest rate of 18% with a maturity date in 2009. Simple interest accrues from the note issue date and is due and payable monthly. This note is unpaid as of March 31, 2010 and is considered in default.

During 2008, the Company borrowed an additional $100,000 due and payable in 2009 at an interest rate of 15%.   Simple interest accrues from the note issue date and is due and payable either at maturity or quarterly or semi-annually until maturity. This note is unpaid as of March 31, 2010 and is considered in default.

During 2009, the Company borrowed $25,000 due and payable on December 31, 2009 at an interest rate of 8%.   Simple interest accrues from the note issue date and is due and payable either at maturity or quarterly or semi-annually until maturity. This note is unpaid as of March 31, 2010 and is considered in default.

During 2009, the Company borrowed an additional $25,000 due and payable on December 31, 2009 f rom a related party at an interest rate of 8%. Simple interest accrues from the note issue date and is due and payable either at maturity or quarterly or semi-annually until maturity.  This note is convertible into common stock at the greater of the closing price on the date of conversion, or one cent. This note is unpaid as of March 31, 2010 and is considered in default.

During 2009, the Company borrowed $1,500,000 due and payable on June 30, 2010 from a third party at an interest rate of 15%.  Simple interest accrues from the note issue date and is due and payable at maturity. This funding was restricted funds to bring the Delhi field wells back into production.   The Company issued 200,000 shares of common stock as an inducement to the lender.  The 200,000 shares were valued at the closing price on the date of issuance equaling a total of $300,000.  This value was taken as a discount on debt. The discount is being amortized over the life of the note according to the effective interest method. The Company received $1,477,271 of the total $1,500,000 funds related to the note. The difference of $22,729 was paid for offering costs associated with the loan.  These costs have been capitalized and are being amortized according to the effective interest method over the life of the loan.  Amortization for the three months ended March 31, 2010 was $6,422.

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

In conjunction with the previous two loans, the Company issued to Lender a term assignment of an overriding royalty interest in the Delhi Field equal to fifteen percent of eight-eighths (15% of 8/8") and ten percent of eight-eighths (10% of 8/8”) of all Hydrocarbons produced and saved from or attributable or allocable to the Delhi Field net of severance taxes owing with respect thereto through December 31, 2011. Further, if a total of $7,500,000 (including the principal and interest repayments on the two notes above) is not paid by December 31, 2011, the Company will make a cash payment to cover the deficiency. The balance owed related to the overriding interest only of $5,000,000 was fully discounted upon issuance due to its attachment to the notes payable of $1,500,000, and $1,000,000. The discounts are being amortized over the term of the notes payable. Amortization on the discount related to the overriding royalty interest and the aforementioned discounts due to shares issued with the debt is $1,285,504 for the period ended March 31, 2010. The remaining balance of the discounts as of March 31, 2010 is $2,795,592. During the period ended March 31, 2010 overriding royalty payments were made against the $5,000,000 balance of $2,950. The net balance has been presented within current notes payable on the balance sheet.

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

Convertible notes payable

During 2005, the Company executed a convertible note payable with a related party investor aggregating $700,000. This note payable matured March 29, 2007, bearing interest at a fixed rate of 9%. Simple interest will accrue from the note date and is due and payable quarterly until maturity. Should the 9% convertible note go into default, interest will accrue at a rate of 18%. The note is unsecured. This note payable is convertible into shares of the Company’s common stock at an exchange rate of $0.75 per share, or into 933,333 shares of common stock. At March 31, 2010 and December 31, 2009, the Company had $700,000 outstanding of convertible notes payable to this investor. The maturity date on this note was extended to mature on September 30, 2007 and then extended again to March 30, 2008, whereby the Company issued the note holder warrants to purchase 466,666 shares of the Company’s common stock at an exercise price of $0.75 per share for a period of five years and then issued warrants to purchase another 466,666 shares of the Company’s common stock at an exercise price of $0.75 per share for a period of three years, as fees for the extensions. The fair value of the warrants was amortized to interest expense using the effective interest method over the extension periods. The extension also revised the notes payable to bear interest at 12% from October 1, 2007 through March 30, 2008 and 18% in the event of default. The Company is currently in default on this note payable and is in negotiations with the note holder.

Production Payment with BlueRock Energy Capital, LTD

Effective May 1, 2008, the Company finalized its negotiations with BlueRock Energy Capital, LTD (“BlueRock”) to restructure its monthly production payment facility on its Marion Field. The agreement called for a reduction of the interest rate from its current 18% to 8% and to give back to the Company up to $25,000 of its production payment per month so that the field would be cash flow positive. The Company’s obligations  under these new terms  would be to seek refinancing of the production payment payable or the outright purchase of the production payable by no later  than the anniversary of the execution of the new agreement. Should the Company not meet this obligation, BlueRock has the option of taking back the field in full payment of the production payment payable or reverting back to the previous terms under the existing agreement. This agreement was later extended for 6 months until October 30, 2009.

Effective May 1, 2009, the Company notified BlueRock that the Company was in default under the Conveyance and the Production Agreement.  A third amendment was finalized and the 8% interest rate was increased back to 18%.  A fourth amendment was finalized and the agreement was extended to November 30, 2009.  At March 31, 2010, the Company is in default.

Interest expense, net

Interest expense consists of the following for the three months ended March 31:

	Three Months Ended
	2010	2009

Interest expense related to debt	$508,732	$239,465

Amortization of debt discount	1,285,504	40424

Amortization of deferred financing costs	6,422	-
	$1,800,658	$279,889

Note 4	Stockholders’ Equity

Common stock

During the first quarter ended March 31, 2010, the Company issued 1,500 shares of common stock with a fair value of $195 to one of our board of directors for services. The fair value was recorded as an expense, and was calculated according to the closing price of the shares on the date of issuance.

During the first quarter ended March 31, 2010, the Company accrued shares owed for director services as a stock payable valued at $52. The shares were valued based on the market price of the shares on the date the services were performed and the shares were owed.

During the first quarter ended March 31, 2010,  the Company issued 37,035  shares of common stock with a fair value of $5,788 for an anti-dilution clause related to the $2,500,000 notes payable. The shares had previously been accrued within stock payable and resulted in a decrease in stock payable and increase in additional paid in capital of $5,788. The shares were valued according to the closing price of the shares on the date of issuance. The Company has an anti-dilution clause with the lender that any shares of capital stock (excluding the Default Shares) held by the Lender or any affiliate thereof shall represent an agreed upon percentage of all of the issued and outstanding shares of capital stock of Borrower computed on a fully diluted basis as of the date hereof, which Percentage Interest is 17.37%. Lender shall at all times from and after the Loan Date hold a minimum equity interest in Borrower equal to the Percentage Interest, and Borrower shall not, and shall not permit any of its Subsidiaries to, take any action that in any way dilutes or impairs the Percentage Interest at any time. In the event Borrower shall (a) issue or sell (i) Equity Interests of Borrower or any of its Subsidiaries, or (ii) any options, warrants, rights, debt securities, promissory notes, or other securities exercisable or exchangeable for or convertible into shares of capital stock of Borrower or any Subsidiary thereof, (b) declare or pay any dividend or other distribution to holders of Equity Interests of Borrower or any of its Subsidiaries, or (c) repurchase or redeem any Equity Interests of Borrower or any of its Subsidiaries, and if as a result such event or occurrence dilutes or impairs in any manner and to any extent (a "Diluting Event") the Percentage Interest, Lender shall be entitled to receive, and Borrower shall issue to Lender immediately upon such event or occurrence, such additional number of shares of capital stock of Borrower such that after giving effect to any such event or occurrence Lender's equity interest in Borrower is not less than the Percentage Interest, such additional shares of capital stock to be issued to and acquired by Lender without any additional consideration of any nature.  All additional shares owed related to this provision were expensed when owed and accrued for within stock payable as of March 31, 2010.

Note 5 -	Commitments and Contingencies

Office Lease

The Company leased office space for a two year period beginning March, 2009 through December 31, 2010. As of March 31, 2010, the remaining payments for the lease in 2010 are $25,538 and none for the remaining four years.

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

The following describes legal action being pursued against the Company outside the ordinary course of business:

•
In the suit, Raymond Thomas, et al. vs. Ashley Investment Company, et al., in the 5th Judicial District Court for Richmond Parish, Louisiana, numerous present and former owners of property were seeking damages in an unspecified amount for alleged soil, groundwater and other contamination, allegedly resulting from oil and gas operations of multiple companies in the Delhi Field in Richmond Parish, Louisiana over a time period exceeding fifty years. Originally consisting of 14,000 acres upon discovery of the field in 1952, the Company acquired an interest in leases covering 1,400 acres in 2006. Although the suit was filed in 2005, and was pending when the Company acquired its interest in 2006, as part of the acquisition terms, the Company agreed to indemnify predecessors in title, including its grantor, against ultimate damages related to the prior operations, with the exception of Sun Oil,  which is now Anadarko. As part of the Company’s purchase terms, a Site Specific Trust Account was established with the State of Louisiana Department of Natural Resources intended to provide funds for remediation of the lands involved in its acquired interest.   The lawsuit was settled in June 2009 with the Company being required to complete the remediation of the alleged damages.  To that time, the Company had spent $750,000 on legal fees and remediation.  Subsequently, the Company incurred and paid an additional $500,000 in clean-up costs.  The Company does not anticipate any additional remediation costs.

•
Vanguard Energy Services sued for $340,000 for use of their drilling rigs in 2006 and 2007.  The Company has settled the claims to include two sister Companies, Recompletion Finance Corporation and Edge Capital. Each party was mutually released. The lawsuit was settled with the cash of $160,000 and 500,000 shares of common stock.  The settlement amount was recorded in 2009 as a revision to the previous estimate of the settlement amount, and the liability and stock payable was on the balance sheet at March 31,2010.

•
In the suit, LFU Fort Pierce, Inc. d/b/a Labor Finders, our subsidiary Tiger Bend Drilling was sued for $284,988.  This has been expensed in 2007 and is reflected in our accounts payable in 2009 and 2008.   In connection with this suit, an additional 25% attorney fees and interest are owed and have been accrued at March 31, 2010.

•
The law firm Maloney Martin & Mitchell is seeking payment for services rendered with regards to the GEF/ South Belridge settlement.  At this point the amount and probability of payment is not determinable.

•
In a suit with Pannell Kerr Forster of Texas PC (AKA PKF Texas)  and  PKF (UK) LLP were seeking payment for services rendered.  We have retained an expert witness in this field to opine on what the Company was charged and the ethics associated with PKF’s performance.  This lawsuit was settled for a sum of $281,818, payable in 24 monthly installments.  If the Company defaults on a monthly installment, the entire outstanding balance of $563,636 becomes due. As of March 31, 2010 the Company was not in default.

•
During 2009, Dougherty Trucking Service, et al filed liens against the Mud River property for non payment for services rendered.  In 2010, Dougherty Trucking Services,et al were paid in full and all liens were released

During 2009, a former employee filed a claim with the Texas Workforce Commission for back wages and severance pay.  The Texas Workforce Commission awarded $284,166 to be paid on behalf of the former employee and the wages and severance pay were accrued at March 31, 2010.

Note 6 -	Subsequent Events

During 2008, the Company failed to pay payroll taxes to the Internal Revenue Service and various state revenue agencies totaling $329,337 and $30,525, respectively.  The Company made a payment of $125,000 to the Internal Revenue Service.  Since this is quite a serious matter which could result in substantial penalties and interest which would be very detrimental to the Company’s financial position, the Company has hired a consulting firm to deal with the Internal Revenue Service and the State Agencies. The Company has accrued all payroll liabilities and the estimated interest and penalties related to this as of March 31, 2010.

In 2010 the SEDA Agreement with Yorkville Advisors was mutually terminated with no further liability to the Company.

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

 The Company owed $160,000 and issued 129,626 anti-dilution shares of common stock to a third party lender.

 During 2009, Dougherty Trucking Service, et al filed liens against the Mud River property for non payment for services rendered.  In 2010, Dougherty Trucking Services ,et al were paid in full and all liens were released.

 Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors that have affected certain aspects of the Company’s financial position and results of operations during the periods included in the accompanying unaudited consolidated financial statements. You should read this in conjunction with the discussion under “Financial Information” and the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and the unaudited consolidated financial statements included elsewhere herein.

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

Going Concern

Going concern

As presented in the unaudited consolidated financial statements, the Company has incurred a net loss of $2,336,526 during the three months ended March 31, 2010, and losses are expected to continue in the near term. Current liabilities exceeded current assets by $20,106,248 and the accumulated deficit is ($120,872,869) at March 31, 2010.  Amounts outstanding and payable to creditors are in arrears and the Company is in negotiations with certain creditors to obtain extensions and settlements of outstanding amounts. The Company is currently in default on most of its debt obligations and the Company has no future borrowings or funding sources available under existing financing arrangements. Management anticipates that significant additional capital expenditures will be necessary to develop the Company’s oil and natural gas properties, which consist primarily of proved reserves that are non-producing, before significant positive operating cash flows will be achieved.

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

The accompanying unaudited consolidated financial statements are prepared as if the Company will continue as a going concern. The unaudited consolidated financial statements do not contain adjustments, including adjustments to recorded assets and liabilities, which might be necessary if the Company were unable to continue as a going concern

Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

Oil and Natural Gas Revenues. Oil and natural gas revenues for the three months ended March 31, 2010 and 2009 were $326,882 and 187,226, respectively, an increase of 74.59%.   This increase was due primarily bringing on line and repairing wells in the Company’s Delhi field.

Production and Lease Operating Expenses. Production and lease operating expenses for the three months ended March 31, 2010 and 2009 were $442,620 and $275,720, respectively, an increase of 60.53%.   This increase was due to funding received in the third quarter of 2009 to begin substantial workover on wells in the Delhi fields.

Depletion, Depreciation and Amortization.   Depletion, depreciation, and amortization for the three months ended March 31, 2010 and 2009 were $91,313 and $139,852, respectively, a decrease of $48,539. The decrease was due to the decrease in depletion and depreciation of the reserve basis in the Marion and Belton Field.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2010 and 2009 were $320,471 and $2,305,679, respectively.  This net decrease of $1,985,208 reflects non-cash expenses for compensation issued in the first quarter ended March 31, 2009.
            Interest Expense, net. Interest expense, net for the three months March 31, 2010 and 2009 was $1,800,658 and $279,889, respectively.   Interest expense related to debt increased primarily as a result of non-cash amortization of debt discount in the amount of $1,285,404.

Net Loss. The Company incurred a loss from operations for the three months ended March 31, 2010 and 2009 of $2,336,526 and $2,815,897 respectively, specifically due to reasons discussed above

Liquidity and Capital Resources

At March 31, 2010, the Company had a working capital deficit of $20,106,248 as compared to a working capital deficit of $17,951,298 at December 31, 2009.  Current liabilities increased to $20,298,115 at March 31, 2010 from $18,191,546 at December 31, 2009.

Net cash used in operating activities totaled $80,978 for the three months ended March 31, 2010.   Net cash used by operating activities totaled $181,987 for the three months ended March 31, 2009.   Net cash used in operating activities for the 2010 period consists primarily of the net loss of $2,336,526 and an increase from current assets of  $28,000 added to the net change in accounts payable and accrued liabilities of $908,255.  The reduction in cash used in operating activities in the 2010 period was primarily due to the limited availability of funds.

Net cash used in investing activities totaled $5,885 for the three months ended March 31, 2010.  Net cash provided by investing activities totaled $54,073 for the three months ended March 31, 2009.
            Net cash used by financing activities totaled $2,950 for the three months ended March 31, 2010.  Net cash provided by financing activities totaled $60,412 for the three months ended March 31, 2009.

While the Company is actively seeking additional funding sources, no future borrowing or funding sources are available under existing financing arrangements.

Item 4T.    Controls and Procedures.

 Management’s assessment of the effectiveness of the registrant’s internal control over financial reporting is as of the quarter ended March 31, 2010.  Based on that evaluation, our management concluded that our control over financial reporting and related disclosure controls and procedures were not effective because our accounting processes lack appropriate segregation of responsibilities and accounting technical expertise necessary for an effective system of internal control. We believe that our lack of technical expertise constitutes a material weakness in our internal control. In addition to this material weakness, Management’s  assessment showed that the following material weaknesses from the quarter ended March 31, 2010.

 As of March 31, 2010, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any directors who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

            As of March 31, 2010, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

            This lack of internal controls over financial reporting resulted in numerous adjusting journal entries proposed by our independent auditor during their review of the quarter ended March 31, 2010.

            During the Company’s quarterly review, Management evaluated remediation plans related to the above internal control deficiencies. Management analyzed the costs and benefits of several different options to improve our internal controls over financial reporting. The following options for improving the controls were analyzed (i) hiring a qualified CFO with both GAAP and SEC reporting experience (ii) forming an internal audit department (iii) subscribing to GAAP and SEC reporting databases (iv) additional staffing to provide segregation of duties and a review infrastructure for financial reporting (v) An information technology department to provide security over our information and to help facilitate electronic filing. In the evaluation, Management estimated implementation of the proposed remediation plan within 1 to 2 years. It was concluded from our evaluation that the costs to implement the plan were greater than the benefits to be received, and Management therefore passed on implementation until operations of the Company have improved. Due to the current operating condition of the company, and the current and future outlook of the economic climate, we do not foresee the ability to adequately implement the remediation plan within the foreseeable future.

There have been no changes in the internal control during the current quarter and through the date of this report.

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

•
Vanguard Energy Services sued for $340,000 for use of their drilling rigs in 2006 and 2007.  The Company has settled the claims to include two sister Companies, Recompletion Finance Corporation and Edge Capital. Each party was mutually released. The lawsuit was settled with the cash of $160,000 and 500,000 shares of common stock.  The settlement was recorded in 2009 and the liability and stock payable was on the balance sheet at March 31,2010.

•
In the suit, LFU Fort Pierce, Inc. d/b/a Labor Finders, our subsidiary Tiger Bend Drilling was sued for $284,988.  This has been expensed in 2007 and is reflected in our accounts payable in 2009 and 2008.   In connection with this suit, an additional 25% attorney fees and interest are owed and have been accrued at March 31, 2010.

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

•
During 2009, Dougherty Trucking Service, et al filed liens against the Mud River property for non payment for services rendered.  In 2010, Dougherty Trucking Services,et al were paid in full and all liens were released

•
During 2009, a former employee filed a claim with the Texas Workforce Commission for back wages and severance pay.  The Texas Workforce Commission awarded $284,166 to be paid on behalf of the former employee and the wages and severance pay were accrued at March 31, 2010.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Common stock

None.

Warrants

None.

Stock options

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONQUEST PETROLEUM INCORPORATED
(Registrant)

Date: May 24, 2010	By:	/s/ Robert D. Johnson
Robert D. Johnson
Chief Executive Officer