Form 10-K/A
period 2009-12-31
Conquest Petroleum Inc
filed 2010-08-02
CIK 1422220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________

FORM 10-K/A
(Amendment No. 1)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended: December 31, 2009

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
Securities registered pursuant to Section 12(g) of the Act: None
At December 31, 2009, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $3,381,636 based on the closing price of such stock on such date of $0.12.

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

As discussed in Note 11 to the financial statements, the 2009 financial statements have been restated to correct a misstatement in the footnotes to the financial statements related to the unaudited Note 9, Supplementary Financial Information on Oil and Natural Gas Exploration, Development and Production Activities.

/s/ M&K CPAS, PLLC
www.mkacpas.com
Houston, Texas
May 17, 2010, except for Note 11, as to which the date is July 30, 2010

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

Conquest Petroleum Incorporated
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2009 and 2008

	Years Ended December 31,
	2009	2008
Cash flows from continuing operating activities:
Net income (loss)	$(23,262,729)	$(6,029,503)
Net income from discontinued operations	-	(20,823,141)
Net loss for continuing operations	$(23,262,729)	$(26,852,644)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depletion, depreciation and amortization	1,356,884	1,993,100
Accretion of asset retirement obligation	60,469	129,010
Gain on extinguishment of debt	-	(400,000)
Gain on lawsuit settlement	(100,000)
Loss on sale of assets	136,869	-
Impairment of oil and gas property	4,913,349	5,291,298
Impairment of LHD patent technology	-	4,034,989
Amortization of debt discount, related party	30,308	1,475
Amortization of debt discount	1,389,386	521,877
Amortization of deferred financing costs	11,874	61,638
Write off drilling on unproved property	283,100	-
Change in fair value of derivative liabilities	107,425	-
Common stock owed for services	700,000	-
Common stock owed due to anti-dilution clausein N/P agreement	303,293	-
Common stock issued related to anti-dilution clause	546,604	-
Common stock issued for services, non employees	3,703,105	-
Common stock warrants issued for services	38,005	-
Treasury stock issued for services	1,700,500	-
Options issued for services	66,605	-
Common stock issued for services, employees	3,923,781	11,068,330
Bad debt expense	16,000	42,808
Loss on note settled with preferred stock	-	543,722
Gain on sale of overriding royalty interest	-	(421,733)
Gain on sale of fixed assets	(21,240)	-
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	152,563	(211,808)
Prepaid expenses and other current assets	117,094	(170,372)
Accounts payable and accrued expenses	800,963	3,463,966
Other current liabilities	-	(60,000)
Deferred revenue	(5,000)	-

Net cash used in operating activities	(3,030,792)	(964,344)

Cash flows from investing activities:

Acquisitions of oil and gas property	-	(582,799)
Cash paid for purchase of oil and gas assets	(8,752)	-
Cash paid for purchase of fixed assets	(262,639)	(50,359)
Proceeds from sale of fixed assets	115,974	-
Proceeds from disposition of oil & gas properties	25,000	1,282,931
Proceeds from sale of net revenue interests and sharing agreements	-	675,000
Proceeds from sale of other assets	-	16,732

Net cash provided by investing activities	(130,417)	1,341,505
Cash flows from financing activities:

Proceeds from borrowings on production payable	548,828
Proceeds - issuance of notes payable	2,625,000	400,000
Principal payments on notes payable	(45,308)	-
Proceeds - issuance of notes payable - related parties	55,000	450,000
Principal payments on notes payable - related parties	-	(2,333)
Proceeds - issuance of common stock	-	1,350,598

Common stock offering costs
Net cash provided by financing activities	3,183,520	2,198,265

See notes to consolidated financial statements.

	For the Years Ended December 31
	2009	2008

Net cash used in discontinued operations	-	(2,695,266)

(Decrease)/Increase cash equivalents	22,311	(119,840)

Cash and cash equivalents - beginning of year	67,502	187,342

Cash and cash equivalents - end of year	$89,813	$67,502

Supplementary cash flow information:
Cash paid for interest	$-	$248,097

Non-cash investing and financing activities:
Notes payable and accrued interest exchanged for oil and gas properties	-	8,267,685
Reserve report revisions to asset retirement obligations	22,773	(579,879)
Discount recorded on debt with attached warrants	-	242,180
Common stock issued for the purchase of oil and gas properties	-	18,750
Beneficial conversion feature on related party notes payable	-	50,537
Common stock issued upon expiration of put options	-	433,330
Sale of oil and gas properties for related parties	-	6,128,398
Common stock issued to convert accounts payable	14,610	-
Common stock issued to convert notes payable	303,750	-
Common stocvk issued to convert notes payable, related party	169,977	-
Common stock issued to convert accrued payroll	814,415	-
Common stock issued to escrow due to notes payable agreement	4,620,000	-
Treasury stock issued for stock payable	686,880	-
Accounts payable converted to notes payable	414,713	-

See notes to consolidated financial statements.

Conquest Petroleum Incorporated and Subsidiaries
Notes to the Consolidated Financial Statements

Note 1 –	Financial Statement Presentation

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

Revenue Recognition

The Company recognizes oil, gas and natural gas condensate revenue in the period of delivery. Settlement on sales occur anywhere from two weeks to two months after the delivery date. The Company recognizes revenue when an arrangement exists, the product has been delivered, the sales price is fixed or determinable, and collectability is reasonably assured.

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

During 2008, the Company borrowed an additional $400,000 from four individuals at an interest rate of 15% with a one year maturity on each.  During the third quarter ended September 30, 2009, two of these individuals converted these notes plus accrued interest to common stock at a fair market value of $.15 per share or $202,500 and 1,350,000 shares of common stock were issued and no gain was recognized because the fair value of the shares was equal to the debt and accrued interest.  The remaining debt of $200,000 was considered in default based on the notes not being paid at their maturity dates.

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

Effective September 12, 2006, the Company and a related party entered into a formal purchase and sale agreement to purchase their right, title and interest in the LHD Technology for a total purchase price of $4,750,000, comprised of $4,000,000 of cash and 1,000,000 shares of the Company’s common stock valued at $750,000. During 2006, as part of the payment consideration, the Company issued two notes payable to the seller totaling $1,650,000 and $2,000,000, respectively. These notes payable matured on June 1, 2007 and December 31, 2007, respectively, and interest accrued at a fixed interest rate of 8% starting from January 1, 2007 and January 1, 2008, respectively, until the amounts are paid. The Company had a total of $3,578,000 outstanding at December 31, 2007. Subsequent to December 31, 2007, the lender converted the entire $3,578,000 of the outstanding notes payable into shares of the Company’s common stock at $0.75 per share.  During 2007, the Company borrowed $262,333 from officers of the Company. These notes matured on December 31, 2007 and did not bear interest. As of December 31, 2007, $240,666 was repaid and $2,666 was offset against a receivable, leaving a remaining $19,001 outstanding. These notes were in default at December 31, 2007, but have been repaid in the first quarter of 2008.

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

During 2009, the Company borrowed an additional $25,000 due and payable on December 31, 2009 at an interest rate of 8%.   Simple interest accrues from the note issue date and is due and payable either at maturity or quarterly or semi-annually until maturity.  This note was in default as of December 31, 2009 due to non-payment.

During 2009, the Company borrowed an additional $25,000 due and payable on December 31, 2009 from a related party at an interest rate of 8%. Simple interest accrues from the note issue date and is due and payable either at maturity or quarterly or semi-annually until maturity.  This note is convertible into common stock at the greater of the closing price on the date of conversion, or one cent.  This note was in default as of December 31, 2009 due to non-payment.

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

Common stock

During 2008, the Company issued to a third party 2,172,222 shares of common stock with a fair value of $16,291,668 as a debt conversion of $37,408,772 and accrued interest of $6,068,427 for the year ended December 31, 2008.

During 2008, total proceeds of $990,589 were generated through private offerings of common stock from the issuance of 132,080 shares.

During 2008, the Company issued 51,000 shares of common stock with a fair value of $382,500, respectively, to third parties for services.

During 2008, the Company issued 967,754 shares of common stock with a fair value of $7,258,158, to employees of the Company for services.

During 2008, related party note holders comprising $5,085,664 of principal and accrued interest and other liabilities elected to convert into 719,979 shares of the Company’s common stock. On August 31, 2008, the put option feature on the remaining 216,666 shares of common stock with embedded put options at $2.00 per share expired and as a result the related liabilities of $433,300 were reclassed to permanent equity.

During 2008, the Company issued 90,000 shares of common stock in connection with the sale of net revenue interests. Proceeds of $675,001 were received from the sale.

During 2008, the Company issued 90,000 shares of common stock with a short-term note payable attached. The note was paid off prior to year end and therefore was expensed for the fair value of $510,009.

During 2008, the Company issued 2,500 shares of common stock to purchase oil and gas properties. The fair value of the shares issued as a result of this purchase was equal to $18,750.

During 2009, the Company issued 6,150,846 shares of common stock with a fair value of $3,923,781 to employees of the Company for services. The fair value was recorded as an expense, and was calculated according to the closing price of the shares on the date of issuance.

During 2009, the Company issued 5,999,407 shares of common stock with a fair value of $791,944 to employees to relieve accrued salary of $814,415. The difference between the value of the shares issued and the accrued salary converted was recorded as additional paid in capital due to the employees being considered related parties.

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

During 2009, the Company issued 5,000,000 shares of common stock with a fair value of $4,620,000 related to a note payable. These shares are considered “Default Shares” and are being held in escrow as insurance to the lenders and will be remitted back to the Company if the note is paid in full.  The agreement has an anti-dilution clause related to these Default Shares. In the event prior to the Default Shares being deemed issued to Lender (and thereby covered by the language above), a Diluting Event occurs which will lessen the Default Percentage Interest , the Default Shares, without any additional consideration of any nature, shall be increased by such additional number of shares of capital stock of Borrower such that after giving effect to any such event or occurrence the number of Default Shares is not less that the Default Percentage

During 2009, the Company issued 1,200,000 shares of common stock with a fair value of $360,000 with a note payable of $2,500,000 to a third party.  The fair value of the shares was taken as a discount on debt and is being amortized over the life of the note according to the effective interest rate method.

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

During 2009, 100,000 shares of common stock with a fair value of $14,610 were issued to convert accounts payable.  The fair value of the shares was equal to the accounts payable converted.

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

Warrants

During 2008, the Company granted 120,754 warrants, respectively, to purchase the Company’s common stock with an exercise price of $7.50 per share in connection with the sale of the Company’s common stock. These warrants expire in three and five years from the date of grant. The estimated fair value of the warrants was determined using the Black-Scholes option pricing model and totaled $414,605.

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

Stock options

During 2008, the Company granted options to purchase 367,416 shares, of the Company’s common stock at an exercise price of $7.50 per share to employees and to non-employee Directors for services provided. These options expire between five and ten years from the date of grant. All options granted to employees in 2008 vested immediately upon grant. The estimated fair value of these stock options was determined on the grant date using the Black-Scholes option pricing model and the Company recorded $1,256,634 as general and administrative expense to account for vested options.

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

•
In the suit, LFU Fort Pierce, Inc. d/b/a Labor Finders, our subsidiary Tiger Bend Drilling was sued for $284,988.  This has been expensed in 2007 and is reflected in our accounts payable in 2009 and 2008.   In connection with this suit, an additional a 25% attorney fees and interest are owed and have been accrued at December 31, 2009.

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

Results of operations from oil and natural gas producing activities

The Company’s oil and natural gas properties are located within the United States. The Company currently has no operations in foreign jurisdictions.  Results of operations from oil and natural gas producing activities are summarized below for the years ended December 31:

	2009	2008
Revenues	$905,781	$1.822.893
Production and lease operating expenses	(1,365,878)	(1,295,692)
Impairment of oil and natural gas properties	(4,913,349)	(5,291,298)
Depreciation, depletion and amortization	(1,368,758)	(1,993,100)

Results of oil and natural gas producing activities
(excluding overhead and interest costs)	$(6,742,204)	$(6,757,197)

Costs incurred in oil and natural gas property acquisition, exploration and development activities are summarized below for the years ended December 31:

	2009	2008

Property acquisition costs:

Acquisition of properties	-		-
Exploration Costs	-		-
Development costs	102,079	127,072

Total costs incurred	102,079	127,072

Capitalized costs net of accumulated depletion and other valuation allowances as of December 31:

	2009	2008
Unproved oil and gas properties	722,492	1,125,919
Proved oil and gas properties	13,340,293	13,373,317
	14,062,785	14,499,236
Accumulated depreciation, depletion, and
amortization, and valuation allowances	(12,731,105)	(7,031,745)
Net capitalized costs	1,331,680	7,467,491

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

The Company’s net ownership interests in estimated quantities of proved oil and natural gas reserves and changes in net proved reserves are summarized below as of December 31:

	2009	2008
Oil
Proved developed and undeveloped reserves (BBL):
Beginning of year	1,073,120	2,609,815
Revisions	(1,024,071)	(1,525,418)
Production	(4,049)	(11,277)

End of year	45,000	1,073,120

Proved developed reserves at beginning of year	1,073,120	146,596
Proved developed reserves at end of year	45,000	1,073,120

	2009	2008

Gas
Proved developed and undeveloped reserves (MCF):
Beginning of year	1,973,000	1,987,875
Revisions	(1,149,431)	252,884
Production	(247,469)	(267,759)

End of year	576,100	1,973,000

Proved developed reserves at beginning of year	1,973,000	1,987,875
Proved developed reserves at end of year	576,100	1,973,000

Standardized measure

The standardized measure of discounted future net cash flows relating to the Company’s ownership interests in proved oil and natural gas reserves for the years ended December 31 are shown below:

	2009	2008

Future cash inflows	$5,218,733	$56,975,022
Future oil and natural gas operation expenses	(3,841,106)	(16,552,930)
Future development costs	-	(895,990)
Future net cash flows	1,377,627	39,526,102
10% annual discount for estimating timing of cash flow	(221,313)	(16,047,672)
Standardized measure of discounted future net cash flow	$1,156,314	$23,478,430

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

Changes in the standardized measure of future net cash flows relating to proved oil and natural gas reserves for the years ended December 31 is summarized below:

	2009	2008
Changes due to current-year operations:
Sales and transfers, net of production costs	$460,097	$(527,201)
Net change in sales and transfer prices, net of production costs	(13,272,213)	(48,685,276)
Revision of quantity estimates	(11,875,918)	(23,172,803)
Sales of reserves in place	-	(21,362,595)
Accretion of discount	2,347,843	10,486,426
Other-unspecified	18,075	1,875,618
Net of change	(22,322,116)	(81,385,831)
Beginning of year	23,478,430	104,864,261
End of year	$1,156,314	$23,478,430

Note 10 –	Subsequent Events

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

Note 11 –	Correction of Errors in Previously Issued Financial Statements

The Company intends to restate its previously issued December 31, 2009 financial statements due to deficiencies in disclosures with regards to the unaudited footnote number 9 “Supplementary Financial Information on Oil and Natural Gas Exploration, Development and Production Activities”. This disclosure has been revised to fulfill the requirements pursuant to FASB ASC 932-235-50.

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

Date: August 2, 2010	CONQUEST PETROLEUM INCORPORATED

	By:	/s/ Robert D. Johnson
Robert D. Johnson
Chief Executive Officer