Form 10-Q
period 2010-06-30
Conquest Petroleum Inc
filed 2010-08-17
CIK 1422220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________

FORM 10-Q

[x]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: June 30, 2010

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from: to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [ ]    No [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting Company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting Company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting Company [x]
(Do not check if a smaller reporting Company)

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).    Yes [ ]    No [x]

The number of shares of the registrant’s common stock outstanding as of  August 17, 2010 44,716,189  shares.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, par value $0.00001 per share	OCTBB

Securities registered pursuant to Section 12(g) of the Act: None

At June 30, 2010, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $3,381,636 based on the closing price of such stock on such date of $0.12.

Conquest Petroleum Incorporated

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Conquest Petroleum Incorporated
Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
	2010	2009

Assets
Current assets:
Cash and cash equivalents	$31,349	$89,813
Accounts receivable	114,439	27,351
Other receivable	23,369	32,464
Prepaid expenses and other current assets	34,879	90,620

Total current assets	204,036	240,248

Oil and natural gas properties (successful efforts method of accounting):
Proved	4,210,186	4,194,381
Unproved	172,796	172,796
	4,382,982	4,367,177

Less accumulated depletion, depreciation and amortization	(3,183,660)	(3,035,497)

Oil and natural gas properties, net	1,199,322	1,331,680

Property and equipment:
Land	112,961	112,961
Buildings	215,445	215,445
Property improvements	244,025	244,025
Office equipment and computers	35,283	31,489
Furniture and fixtures	22,937	22,937
Field service vehicles and equipment	413,580	484,782
Drilling equipment	135,100	137,600
Total property and equipment	1,179,331	1,249,239
Less accumulated depreciation	(421,826)	(409,798)
Property and equipment, net	757,505	839,441

Other assets	519,947	540,802
Restricted cash	188,100	-
Total assets	$2,868,910	$2,952,171

Conquest Petroleum Incorporated
Consolidated Balance Sheets (Continued)
(Unaudited)

	June 30,	December 31,
	2010	2009

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$2,212,477	$2,530,614
Interest payable	1,283,466	921,301
Accrued payroll and related taxes and benefits	1,457,813	944,375
Accrued liabilities	379,888	695,902
Derivative liability	39,864	107,425
Production payment payable, current	8,448,470	7,853,620
Current maturity of notes payable, net of discount	8,833,854	4,413,309
Current maturities of convertible notes payable, related parties, net of discount	700,000	725,000

Total current liabilities	23,355,832	18,191,546

Deferred revenue	50,000	60,000
Asset retirement obligation	1,977,055	1,923,883

Total liabilities	25,382,887	20,175,429

Stockholders’deficit:
Preferred stock, $0.00001 par value; 50,000,000 shares
authorized; 545,454 and 545,454 shares issued and outstanding at June 30, 2010 and December 31, 2009 respectively	5	5
Common stock, $0.00001 par value; 250,000,000 shares
authorized; 45,715,528 and 39,545,028 shares issued and 44,714,689 and 39,545,867 shares outstanding at June 30, 2010 and December 31, 2009, respectively	447	395
Stock payable	2,219,115	2,264,093
Stock held in escrow	(559,066)	(5,100,800)
Additional paid-in capital	104,835,674	104,149,392
Accumulated deficit	(129,010,152)	(118,536,343)
Treasury stock, at cost (839 and 42,960 shares held at
March 31, 2010 and December 31, 2009, respectively)	-	-

Total stockholders’ deficit	(22,513,977)	(17,223,258)

Total liabilities and stockholders’ deficit	$2,868,910	$2,952,171

See accompanying notes to consolidated financial statements

Conquest Petroleum Incorporated
Consolidated Statements of Operations (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30
	2010	2009	2010	2009

Revenues:
Oil and natural gas revenues	$313,816	$187,663	$640,697	$374,889
License fees, royalties and related services	10,000	9,000	10,000	9,000

Total revenues	323,816	196,663	650,697	383,889

Cost and expenses:
Production and lease operating expenses	419,888	116,939	862,508	394,639
Drilling operating expenses	-	-	-	-
Depletion, depreciation and amortization	103,880	118,973	195,193	258,825
Accretion of asset retirement obligation	13,183	30,697	53,172	67,160
General and administrative expenses	5,429,509	6,328,578	5,749,979	8,634,257

Total cost and expenses	5,966,460	6,595,187	6,860,852	9,354,881

Loss from operations	(5,642,644)	(6,398,524)	(6,210,155)	(8,970,992)

Other income (expense):
Change in value of derivative liability gain/(loss)	(16,679)	-	67,561	-
Interest expense, net	(2,474,606)	(406,951)	(4,275,264)	(686,840)
Gain/(Loss) on sale of assets	1,348	266,346	(48,242)	266,346
Other miscellaneous income (expense), net	(4,702)	(33,460)	(7,709)	3,000

Total other income (expense), net	(2,494,639)	(174,065)	(4,263,654)	(417,494)

Net loss	$(8,137,283)	$(6,572,589)	$(10,473,809)	$(9,388,486)

Net loss per common share:
Basic and diluted	$(0.18)	$(0.49)	$(0.25)	$(0.71)

Weighted average common shares outstanding:
Basic and diluted	44,314,856	13,456,507	41,962,067	13,228,790

See accompanying notes to consolidated financial statement

Conquest Petroleum Incorporated
Consolidated Statements of Cash Flows (Unaudited

	Six Months Ended June 30,
	2010	2009
Cash flows from continuing operating activities:
Net loss	$(10,473,809)	$(9,388,486)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depletion, depreciation and amortization	195,193	258,825
Accretion of asset retirement obligation	53,172	67,160
Gain on sale of properties	-	(290,000)
Loss on sale of assets	48,242	23,654
Amortization of debt discount	3,144,596	80,848
Amortization of deferred financing costs	10,855	-
Bad debt expense	10,000	10,631
Change in fair value of derivative liabilities	(67,561)	-
Common stock owed for services	52	6,453,518
Common stock owed due to anti-dilution clause in note payable	11,019	-
Common stock transferred due to default on note payable	4,500,000	-
Common stock issued for services, non employees	285	1,500,000
Common stock owed due to default on note payable	461,734	-
Amortization of deferred revenue	(10,000)	-
Common stock warrants issued for services	-	38,005
Options issued for services	-	66,605
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	(77,993)	122,771
Restricted cash	(188,100)	-
Prepaid expenses and other current assets	55,741	148,747
Accounts payable and accrued expenses	838,597	86,309

Net cash used in operating activities	(1,487,977)	(821,413)

Cash flows from investing activities:

Cash paid for purchase of oil and gas assets	-	(11,703)
Cash paid for purchase of fixed assets	(25,486)	-
Proceeds from sale of fixed assets	10,805	134,776
Proceeds from sale of intangible assets	-	125,000

Net cash (used in) provided by investing activities	(14,681)	248,073
Cash flows from financing activities:

Proceeds from borrowings on production payable	-	375,838
Proceeds - issuance of notes payable	1,500,000	100,000
Proceeds from issuance of notes payable - related parties	-	30,000
Principal payments on notes payable - related parties	(25,000)	-
Principal payments on notes payable	(30,806)	-

Net cash provided by financing activities	1,444,194	505,838

Decrease in cash equivalents	(58,464)	(67,502)

Cash and cash equivalents - beginning of year	89,813	67,502
Cash and cash equivalents - end of year	$31,349	$-

Supplementary cash flow information:
Cash paid for interest	$17,673	$153,240

Non-cash investing and financing activities:
Shares issued by shareholder to relieve stock payable	30,000	356,250
Anti-dilution shares issued related to note payable anti-dilution clause	26,051	-
Default shares issed to escrow related to note payable	420,000	-

See notes to consolidated financial statements.

Conquest Petroleum Incorporated
Notes to the Consolidated Financial Statements (unaudited)
June 30, 2010

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

Going concern

As presented in the unaudited consolidated financial statements, the Company has incurred a net loss of $10,473,809 during the six months ended June 30, 2010, and losses are expected to continue in the near term. Current liabilities exceeded current assets by $23,151,796 and the accumulated deficit is $129,010,152 at June 30, 2010.  Amounts outstanding and payable to creditors are in arrears and the Company is in negotiations with certain creditors to obtain extensions and settlements of outstanding amounts. The Company is currently in default on most of its debt obligations and the Company has no future borrowings or funding sources available under existing financing arrangements. Management anticipates that significant additional capital expenditures will be necessary to develop the Company’s oil and natural gas properties, which consist primarily of proved reserves that are non-producing, before significant positive operating cash flows will be achieved.

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained on Form 10-K/A for the year ended December 31, 2009 filed with the SEC on August 2, 2010.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for the year ending December 31, 2009 have been omitted.

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

Derivative Instruments

We have evaluated Topic Number 815 in determining whether the Company has  a derivative related to warrants issued in the quarter ended June 30, 2010. The literature applies to the Company for certain freestanding warrants that contain exercise price adjustment features known as down round provisions.  Based on the guidance we have concluded these instruments are required to be accounted for as derivative effective upon issuance of the warrants in 2009.

We have recorded the fair value of the warrants a derivative liability in our balance sheet at fair value with changes in the value of these derivatives reflected in the consolidated statements of operations as gain or loss on derivative liability.  This derivative instrument is not designated as a hedging instrument.

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

The Company utilizes various types of financing to fund its business needs, including debt with warrants attached and other instruments indexed to its stock.  The Company reviews its warrants and conversion features of securities issued as to whether they are freestanding or contain an embedded derivative and if so, whether they are classified as a liability at each reporting period until the amount is settled and reclassified into equity with changes in fair value recognized in current earnings.  At June 30, 2010, the Company has 1,500,000 warrants to purchase common stock, the fair values of which are classified as a liability.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment.  The company evaluates its hierarchy disclosures each quarter.  The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with the warrants to purchase common stock (discussed above).  The Company classifies the fair value of the derivative liability under level three. The fair value of the derivative liability was calculated using the Black-Scholes model.  Under the Black-Scholes model using an expected life of two years, volatility of 197.56% and a risk-free interest rate of 0.61%, the Company determined the fair value of the derivative liability to be $39,864 as of June 30, 2010

The following shows the changes in the derivative liability measured on a recurring basis for the six months ended June 30, 2010

Derivative liability at December 31, 2009	$(107,425)

Gain on derivative on balance sheet, valuation date	67,561

Derivative liability at June 30, 2010	$(39,864)

There were no instruments valued at fair value on a non-recurring basis as of June 30, 2010.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements amd Standards

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

On January 1, 2009, the Company adopted a new accounting standard issued by the FASB related to the disclosure of derivative instruments and hedging activities.  This standard expanded the disclosure requirements about an entity’s derivative financial instruments and hedging activities including qualitative disclosures about objectives and strategies for suing derivatives, quantitative disclosures about fair value amounts of an gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.  At June 30, 2010, the Company has a derivative liability of $39,864 related to the warrants to purchase common stock.  The derivative instruments were not entered into as hedging activities, and the change in value of the liability is included in the accompanying Consolidated Statement of Operations.

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

Major Customers

The Company sold oil and natural gas production that composed material concentrations of its oil and natural gas revenues as follows:

	Six Months Ended		Accounts Receivable as of
	June		June 30,	December 31,
	2010	2009	2010	2009

Interconn Resources, Inc. (l)	76%	90%	74%	76%

Plains (1)	22%	10%	26%	22%

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

Long-lived assets and intangible assets

The Company accounts for intangible assets in accordance with the applicable FASB standard.   Intangible assets that have defined lives are subject to amortization over the useful life of the assets. Intangible assets held having no contractual factors or other factors limiting the useful life of the asset are not subject to amortization but are reviewed at least annually for impairment or when indicators suggest that impairment may be needed.  Intangible assets that are being amortized are subject to impairment review when there is an indication that an asset has been impaired.

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

The following table is a reconciliation of the ARO liability for continuing operations for the six months ended June 20, 2010:

June 30,
2010

Asset retirement obligation at beginning of period	$1,923,883

Revisions to previous estimates	-

Accretion expense	53,172

Asset retirement obligation at end of period	$1,977,055

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

On January 1, 2007, the Company adopted the FASB Interpretation on accounting for uncertainty in income taxes.  The interpretation prescribes a measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return.  Additionally, the interpretation provides guidance regarding uncertain tax positions relating to derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company will classify any interest and penalties associated with income taxes as interest expense.   As of June 30, 2010, the Company had no uncertain tax positions.

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

Revenue Recognition

The Company recognizes oil, gas and natural gas condensate revenue in the period of delivery. Settlement on sales occur anywhere from two weeks to two months after the delivery date. The Company recognizes revenue when an arrangement exists, the product has been delivered, the sales price is fixed or determinable, and collectability is reasonably assured

 Earnings per share

Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilutive effects of common stock equivalents such as options, warrants and convertible securities. Due to the Company incurring a net loss from continuing operations during the six months ended June 30, 2010 and 2009, basic and diluted loss per share are the same as all potentially dilutive common stock equivalents are anti-dilutive.

Note 3 –	Derivative Liability

Derivative

On August 21, 2009, and amended on September 25, 2009, the Company and YA Global entered into a Standby Equity Distribution Agreement, or SEDA, pursuant to which, for a two-year period, we have the right to sell shares of our common stock to YA Global. On August 21, 2009, we issued 260,000 shares of our common stock to YA Global in lieu of payment of a $65,000 commitment fee. As part of the transaction, we also issued YA Global a warrant to buy 1,500,000 shares of our common stock at $7.50 per share. On March 8, 2010 the Agreement was mutually terminated with no further liability to the Company.  The warrants remained outstanding to YA Global after termination.

On January 1, 2009, the Company adopted Topic No. 815, and as a result the 1,500,000 warrants issued by the Company containing exercise price reset provisions, were classified as a derivative liability as of August 21, 2009 as these warrants were not deemed to be indexed to the Company’s own stock.  These warrants had an exercise price of $7.50 at issuance and expire in August 2012. The exercise price was ratcheted down to $5.63 at June 30, 2010 based on the ratchet provisions in the warrant agreement.   Also, as a part of the agreement, an additional 496,867 warrants were available to be exercised by YA global.  This totals 1,996,867 warrants due to the anti-dilution provision as of June 30, 2010.   As of December 31, 2009, the fair value of these warrants was $107,425.  The change in fair value during the period ended June 30, 2010 was $67,561 was recorded as a derivative loss in the accompanying Consolidated Statements of Operations.

Note 4 –	Debt

Notes payable consists of the following at June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009

Notes payable in default	$9,980,354	$8,494,405

Convertible notes payable, related party in default	$700,000	$725,000

	$10,680,354	$9,219,405

Less unamortized debt discount	$(1,146,500)	$(4,081,096)

	$9,533,854	$5,138,309
Less current maturities:
Notes payable, net of discount	$(8,833,854)	$(4,413,309)
Convertible notes payable, related party, net of discount	$(700,000)	$(725,000)

Notes payable, net of current maturities and discount	$-	$-

The Company has a note payable for a loan taken in 2005 from an individual investor aggregating $400,000 at December 31, 2009. This note payable matured on September 30, 2007 bearing interest at fixed rate of 18%.  Interest will accrue from the note issue date and is due and payable either at maturity or quarterly or semi-annually until maturity.  The Company is in default on notes payable of $400,000 at June 30, 2010. This note payable in default is accruing interest at an additional 10% (28% total) and additional late fees may apply.  This note payable is unsecured.   Texas usury laws prevent interest rates above 18% and as such, the Company has not accrued interest above the 18% limit.

During 2008, the Company borrowed $100,000 from an individual at an interest rate of 18% with maturity date of April 2, 2010. Simple interest accrues from the note issue date and is due and payable monthly.  This note is in default at June 30, 2010.

During 2008, the Company borrowed $100,000 from an individual at an interest rate of 15% with a one year maturity.   Simple interest accrues from the note issue date and is due and payable monthly.  This note is in default at June 30, 2010.

During 2009, the Company borrowed $25,000 due and payable on December 31, 2009 at an interest rate of 8%.   Simple interest accrues from the note issue date and is due and payable either at maturity or quarterly or semi-annually until maturity.  This note is in default at June 30, 2010.

During 2009, the Company borrowed $25,000 due and payable on December 31, 2009 from a related party at an interest rate of 8%. Simple interest accrues from the note issue date and is due and payable either at maturity or quarterly or semi-annually until maturity.  This note is convertible into common stock at the greater of the closing price on the date of conversion, or one cent.  During the second quarter ended June 30, 2010, the Company repaid this note in the amount of $25,000 plus interest in the amount of $1,173.

During 2009, the Company borrowed $1,500,000 due and payable on June 30, 2010 from a third party at an interest rate of 15%.  Simple interest accrues from the note issue date and is due and payable at maturity. This funding was restricted funds to bring the Delhi field wells back into production and settle certain liabilities related to an environmental claim.   The Company issued 200,000 shares of common stock as an inducement to the lender.  The 200,000 shares were valued at the closing price on the date of issuance equaling a total of $300,000.  This value was taken as a discount on debt. The discount is being amortized over the life of the note according to the effective interest method. The Company received $1,477,271 of the total $1,500,000 funds related to the note. The difference of $22,729 was paid for offering costs associated with the loan.  These costs have been capitalized and are being amortized according to the effective interest method over the life of the loan.  Amortization for the period ended June 30 2010 was $10,855.  This note is in default at June 30, 2010.  In accordance with the terms of the agreement, 3,000,000 shares previously held in escrow were issued to the lender due to the default.  The shares were valued at the inception of the agreements in 2009 at $4,500,000 and were expensed in the period ended June 30, 2010 upon default.   Due to the anti-dilution provision of the agreement 3,281,848 additional shares were also expensed at the value of $461,734 calculated periodically whenever a diluting event occurred prior to default.

During 2009, the Company borrowed an additional $1,000,000 from this third party that was due and payable on October 31, 2010 at an interest rate of 15%.  Simple interest accrues from the note issue date and is due and payable at maturity. This funding was restricted funds to bring the Delhi field wells back into production and settle certain liabilities related to an environmental claim.  The Company issued 1,000,000 shares of common stock as an inducement to the lender, valued at the closing price on the date of issuance equaling a total of $60,000.  This value was taken as a discount on debt. The discount is being amortized over the life of the note according to the effective interest method.

In conjunction with the previous two loans, the Company issued to Lender a term assignment of an overriding royalty interest in the Delhi Field equal to fifteen percent of eight-eighths (15% of 8/8") and ten percent of eight-eighths (10% of 8/8”) of all Hydrocarbons produced and saved from or attributable or allocable to the Delhi Field net of severance taxes owing with respect thereto through December 31, 2011. Further, if a total of $7,500,000 (including the principal and interest repayments on the two notes above) is not paid by December 31, 2011, the Company will make a cash payment to cover the deficiency. The balance owed related to the overriding interest only of $5,000,000 was fully discounted upon issuance due to its attachment to the notes payable of $1,500,000, and $1,000,000. The discounts are being amortized over the term of the notes payable. Amortization on the discounts related to the overriding royalty interest and the aforementioned discounts due to shares issued with the debt was $3,097,056 for the period ended June 30,2010. The remaining balance of the discounts as of June 30, 2010 was a total of $984,040. During the period ended June 30, 2010 overriding royalty payments were made against the $5,000,000 balance of $30,806. The net balance has been presented within current notes payable on the balance sheet.

During the second quarter ended June 30, 2010, the Company borrowed an additional $1,500,000 from this third party that was due and payable on April 01, 2011 at an interest rate of 15%.  Simple interest accrues from the note issue date and is due and payable at maturity. This funding was restricted funds to bring the Delhi field wells back into production.  The Company issued 1,500,000 shares of common stock as an inducement to the lender, valued at the closing price on the date of issuance equaling a total of $210,000.  This value was taken as a discount on debt.  Amortization of the discount for the six months ended June 30, 2010 was 47,540.   The discount is being amortized over the life of the note according to the effective interest method.  If by October 1, 2010, each of the Note and the respective notes given pursuant to the Original Amended Agreement and the Second Loan Agreement have not been paid in full, the Company after written notice from the Lender, shall begin marketing for sale the properties encumbered by the Mortgages.

During 2009 The Company issued originally 5,000,000 default shares of common stock valued at $4,620,000 that are held in escrow as insurance to the lenders and will be remitted back to the Company if the note is paid in full with 15% interest. During the six months ended June 30, 2010, 3,000,000 of these shares were assumed by the lender due to default on the first note agreement.  The company valued these shares according to the closing price of the shares on the date of issuance. During the six months ended June 30, 2010 3,000,000 of these shares were assumed by the lender due to default on the first note agreement due to non-payment of the principal balance owed on the maturity date.

The Company has an anti-dilution clause with the lender that any shares of capital stock (excluding the Default Shares) held by the Lender or any affiliate thereof shall represent an agreed upon percentage of all of the issued and outstanding shares of capital stock of Borrower computed on a fully diluted basis as of the date hereof, which Percentage Interest is 15.00% and increased to 26.26% with funding of the third loan.  Lender shall at all times from and after the Loan Date hold a minimum equity interest in Borrower equal to the Percentage Interest, and Borrower shall not, and shall not permit any of its Subsidiaries to, take any action that in any way dilutes or impairs the Percentage Interest at any time. In the event Borrower shall (a) issue or sell (i) Equity Interests of Borrower or any of its Subsidiaries, or (ii) any options, warrants, rights, debt securities, promissory notes, or other securities exercisable or exchangeable for or convertible into shares of capital stock of Borrower or any Subsidiary thereof, (b) declare or pay any dividend or other distribution to holders of Equity Interests of Borrower or any of its Subsidiaries, or (c) repurchase or redeem any Equity Interests of Borrower or any of its Subsidiaries, and if as a result such event or occurrence dilutes or impairs in any manner and to any extent (a "Diluting Event") the Percentage Interest, Lender shall be entitled to receive, and Borrower shall issue to Lender immediately upon such event or occurrence, such additional number of shares of capital stock of Borrower such that after giving effect to any such event or occurrence Lender's equity interest in Borrower is not less than the Percentage Interest, such additional shares of capital stock to be issued to and acquired by Lender without any additional consideration of any nature. In the event prior to the Default Shares being deemed issued to Lender (and thereby covered by the language above), a Diluting Event occurs which will lessen the Default Percentage Interest , the Default Shares, without any additional consideration of any nature, shall be increased by such additional number. of shares of capital stock of Borrower such that after giving effect to any such event or occurrence the number of Default Shares is not less that the Default Percentage.  Additional shares owed  related to this anti-dilution provision were the following: 3,450,633 default shares valued at $480,801 and 1,957,416 common shares valued at $288,263.

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

Effective May 1, 2009, the Company notified BlueRock that the Company was in default under the Conveyance and the Production Agreement.  A third amendment was finalized and the 8% interest rate was increased back to 18%.  A fourth amendment was finalized and the agreement was extended to November 30, 2009.  At June 30, 2010, the Company is in default.

Interest expense, net

Interest expense consists of the following for the six months ended June 30:

	Six Months Ended
	2010	2009

Interest expense related to debt	$1,130,668	$605,992

Amortization of debt discount	3,144,596	80,848
	$4,275,264	$686,840

Note 5 –	Stockholders’ Equity

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

During the second quarter of 2008, the Company issued 545,455 shares of Series A Preferred Stock in exchange for $3,000,000 of corporate notes payable.  At June 30, 2010, there were 545,455 shares of Series A Preferred Stock issued and outstanding.

Common stock

During the period ended June 30, 2010, the Company issued 3,000 shares of common stock with a fair value of $285 to a third party for services. The fair value was recorded as an expense, and was calculated according to the closing price of the shares on the date of issuance.

The Company obtained restricted funding from a third party in 2010. In connection with the funding, the Company issued 1,500,000 shares of common stock and 3,000,000 default shares of common stock to be held in escrow.  The 1,500,000 and 3,000,000 shares issued were valued on their date of grant according to the closing price of the shares.  The shares issued to the lender were expensed for $210,000 and the shares issued to escrow were valued at $420,000.

During the period ended June 30, 2010, the Company issued 500,000 shares of common stock in settlement of lawsuit with Vanguard Energy Services.   These shares were valued at $30,000 as of December 31, 2009 based on the settlement date closing price of the shares, and recorded as a stock payable at that time.  The stock payable was relieved with this issuance during the six months ended June 30, 2010.

During the year ended June 30, 2010, the Company issued 35,075 and 129,626, respectively  shares of common stock with a fair value of $5,788 and $20,260, respectively for an anti-dilution clause related to the $4,000,000 notes payable. The shares were valued according to the closing price of the shares on the date of issuance. The Company has an anti-dilution clause with the lender that any shares of capital stock (excluding the Default Shares) held by the Lender or any affiliate thereof shall represent an agreed upon percentage of all of the issued and outstanding shares of capital stock of Borrower computed on a fully diluted basis as of the date hereof, which Percentage Interest is 17.37%. Lender shall at all times from and after the Loan Date hold a minimum equity interest in Borrower equal to the Percentage Interest, and Borrower shall not, and shall not permit any of its Subsidiaries to, take any action that in any way dilutes or impairs the Percentage Interest at any time. In the event Borrower shall (a) issue or sell (i) Equity Interests of Borrower or any of its Subsidiaries, or (ii) any options, warrants, rights, debt securities, promissory notes, or other securities exercisable or exchangeable for or convertible into shares of capital stock of Borrower or any Subsidiary thereof, (b) declare or pay any dividend or other distribution to holders of Equity Interests of Borrower or any of its Subsidiaries, or (c) repurchase or redeem any Equity Interests of Borrower or any of its Subsidiaries, and if as a result such event or occurrence dilutes or impairs in any manner and to any extent (a "Diluting Event") the Percentage Interest, Lender shall be entitled to receive, and Borrower shall issue to Lender immediately upon such event or occurrence, such additional number of shares of capital stock of Borrower such that after giving effect to any such event or occurrence Lender's equity interest in Borrower is not less than the Percentage Interest, such additional shares of capital stock to be issued to and acquired by Lender without any additional consideration of any nature.

Warrants

During the third quarter of  2009, warrants to acquire 1,500,000 shares of the Company’s common stock were issued containing exercise price reset provisions, were classified as a derivative liability as of August 21, 2009 as these warrants were not deemed to be indexed to the Company’s own stock.  These warrants had an exercise price of $7.50 upon issuance and expire in August 2012.  The exercise price is subject to rachet provisions which resulted in a derivative liability, see footnote 3 for more information.

The following is a summary of the warrant activity for the period ended June 30, 2010:

	2010
	Number	Weighted
	of	Average
	Shares	Exercise Price

Outstanding, December 31, 2009	3,017,279	5.63

Granted	0	5.63
Exercised	–	–
Expired or cancelled	0	–

Outstanding, June 30, 2010	3,017,279	5.63

Note 6 -	Commitments and Contingencies

During 2008, the Company failed to pay payroll taxes to the Internal Revenue Service and various state revenue agencies totaling $329,337 and $30,525, respectively.  In April, 2009, the Company made a payment of $125,000 to the Internal Revenue Service.  Since this is quite a serious matter which could result in substantial penalties and interest which would be very detrimental to the Company’s financial position, the Company has hired a consulting firm to deal with the Internal Revenue Service and the State Agencies. The Company has accrued all payroll liabilities and the estimated interest and penalties related to this as of June 30, 2010.

The Company leased office space for a two year period beginning March, 2009 through December 31, 2010. The remaining payments for the lease in 2010 are $17,025.  The Company anticipates renewing the lease by December 31, 2010.

Effective May 6, 2010, the Company entered into a Service Agreement with an investment company to seek financing on a non-exclusive basis either through a Bond Offering or a Trading Platform.  The Bond Offering has been prepared and is being marketed.  The investment company will receive an All Inclusive Success Fee in the amount of 6% upon funding.

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

The following describes legal action being pursued against the Company outside the ordinary course of business:

•
In the suit, Raymond Thomas, et al. vs. Ashley Investment Company, et al., in the 5th Judicial District Court for Richmond Parish, Louisiana, numerous present and former owners of property were seeking damages in an unspecified amount for alleged soil, groundwater and other contamination, allegedly resulting from oil and gas operations of multiple companies in the Delhi Field in Richmond Parish, Louisiana over a time period exceeding fifty years. Originally consisting of 14,000 acres upon discovery of the field in 1952, the Company acquired an interest in leases covering 1,400 acres in 2006. Although the suit was filed in 2005, and was pending when the Company acquired its interest in 2006, as part of the acquisition terms, the Company agreed to indemnify predecessors in title, including its grantor, against ultimate damages related to the prior operations. As part of the Company’s purchase terms, a Site Specific Trust Account was established with the State of Louisiana Department of Natural Resources intended to provide funds for remediation of the lands involved in its acquired interest.   The lawsuit was settled in June 2009 with the Company being required to complete the remediation of the alleged damages.  To that time, the Company had spent $750,000 on legal fees and remediation.  Subsequently, the Company incurred and paid an additional $500,000 in clean-up costs.  At June 30, 2010, the Company accrued $89,092 for remaining remediation costs.  The Company does not anticipate additional remediation costs.

•
Vanguard Energy Services sued for $340,000 for use of their drilling rigs in 2006 and 2007.  The Company has settled the claims to include two sister Companies, Recompletion Finance Corporation and Edge Capital. Each party was mutually released. The lawsuit was settled with the cash  payment  of $160,000 and issuance of  500,000 shares of common stock during the period ended June 30,2010.

•
In the suit, LFU Fort Pierce, Inc. d/b/a Labor Finders, our subsidiary Tiger Bend Drilling was sued for $284,988.  This has been expensed in 2007 and is reflected in our accounts payable in 2009 and 2008.   In connection with this suit, an additional a 25% attorney fees and interest are owed and have been accrued at June 30, 2010.

•
The law firm Maloney Martin & Mitchell is seeking payment for services rendered with regards to the GEF/ South Belridge settlement.  At this point the amount and probability of payment is not determinable.

•
In a suit with Pannell Kerr Forster of Texas PC (AKA PKF Texas)  and  PKF (UK) LLP were seeking payment for services rendered.  This lawsuit was settled for a sum of $281,818, payable in 24 monthly installments.  If the Company defaults on monthly installment, the entire outstanding balance of $563,636 becomes due.  The Company is current with monthly installments to PKF Texas and PKF (UK), LLP.

•
During 2009, Dougherty Trucking Service, et al filed liens against the Mud River property for non payment for services rendered.  In 2010, Dougherty Trucking Services,et al were paid in full and all liens were released

•
During 2009, a former employee filed a claim with the Texas Workforce Commission for back wages and severance pay.  The Texas Workforce Commission awarded $284,166 to be paid on behalf of the former employee and the wages and severance pay were accrued at June 30, 2010.  The Company has appealed the ruling with the Texas Workforce Commision which has been continued to   August 22, 2011.

•
Conquest obtained its interest in the Delhi Field from McGowan Working Parties who had obtained their interest from Eland Energy, Inc. Despite assurances throughout the Delhi Environmental Restoration Project that Eland had no indemnification right from McGowan, Eland has now asserted such a claim. If successful, Conquest has indemnified McGowan (upon purchase) against any and all liabilities in this matter. Eland is claiming $1,000,000 for their settlement with Chevron, $400,000 for their settlement with Total, and an undisclosed amount for their settlement with Anadarko (formerly Kerr McGee). Arbitration has been scheduled between

Eland and McGowan. McGowan is going to defend its claim of no indemnity. If unsuccessful, McGowan will look to Conquest for payment. The Company does not think the probability of losing is probable.

Further, at a committee meeting held among all defendants in the Delhi Environmental lawsuit, everyone agreed to allow McGowan to lead in the physical restoration efforts and defend against unreasonable claims. Additionally, a percentage of all costs expended for expert witnesses and other matters were allocated to each party. McGowan spent the money, from their own account; but, their effort to collect is now being disputed by Chevron, Total, and Anadarko. The current estimate is approximately $277,000; and, if McGowan is unable to collect, they will look to Conquest for payment. Conquest has already borne the costs for the physical restoration.  Both of the preceding matters are corporate obligations and will have no effect on the mortgage of the property. The Company does not think the probability of losing is probable.

Note 7 -	Subsequent Events

The Company issued 1,500 shares of common stock to a Director as a compensation;

In association with the investment company, the Company has entered into a Consulting Agreement with a Broker-Dealer, to market a Bond Offering utilizing a Private Confidential Offering Memorandum prepared by the Company.  The Memorandum has been furnished CUSIP Number 20828T AA2 by the appropriate governing body of these types of instruments.  The Broker-Dealer will receive compensation of 1.5% of the gross proceeds of any funds raised.

In July 2010, the Company entered into a non-exclusive Consulting Services Agreement with an investment company to arrange for the Company to enter into a Private Placement with parties recommended by the investment company.  The Agreement contemplates a Trading Platform.  The investment company will receive 3% of the gross proceeds generated in accordance with the Agreement.

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

Going concern

As presented in the unaudited consolidated financial statements, the Company has incurred a net loss of $10,473,809 during the six months ended June 30, 2010, and losses are expected to continue in the near term. Current liabilities exceeded current assets by $23,151,796 and the accumulated deficit is $129,010,152 at June 30, 2010.  Amounts outstanding and payable to creditors are in arrears and the Company is in negotiations with certain creditors to obtain extensions and settlements of outstanding amounts. The Company is currently in default on most of its debt obligations and the Company has no future borrowings or funding sources available under existing financing arrangements. Management anticipates that significant additional capital expenditures will be necessary to develop the Company’s oil and natural gas properties, which consist primarily of proved reserves that are non-producing, before significant positive operating cash flows will be achieved.

The accompanying unaudited consolidated financial statements are prepared as if the Company will continue as a going concern. The unaudited consolidated financial statements do not contain adjustments, including adjustments to recorded assets and liabilities, which might be necessary if the Company were unable to continue as a going concern

Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

Oil and Natural Gas Revenues. Oil and natural gas revenues for the three months ended June 30, 2010 and 2009 were $313,816 and 187,663, respectively, an increase of 67.1%.   This increase was due primarily bringing on line and repairing wells in the Company’s Delhi field.

Production and Lease Operating Expenses. Production and lease operating expenses for the three months ended June 30, 2010 and 2009 were $419,888 and $116,939, respectively, an increase of 72.14%   This increase was due to funding received in the second quarter of 2010 and the third quarter of 2009  and to begin substantial workover on wells in the Delhi fields.

Depletion, Depreciation and Amortization.   Depletion, depreciation, and amortization for the three months ended June 30, 2010 and 2009 were $103,880  and $118,973, respectively, a decrease of $15,093. The decrease was due to the decrease in depletion and depreciation of the reserve basis in the Marion and Belton Field.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2010 and 2009 were $5,429,509 and $6,328,578, respectively.  This net decrease of $899,069  reflects non-cash expenses for compensation of $32,083  recorded during the quarter ended June 30, 2010 and non-cash expenses of $4,961,734 recorded as a result of default on third party funding.

    Interest Expense, net. Interest expense, net for the three months June 30, 2010 and 2009 was $2,474,606 and $406,951, respectively.   Interest expense related to debt increased as a result of restricted funding to bring the Delhi field wells back into production and settle certain liabilities related to an environmental claim.

Net Loss. The Company incurred a loss from operations for the three months ended June 30, 2010 and 2009 of $8,137,283 and $6,572,589 respectively, specifically due to reasons discussed above

 Six Months Ended June 30 2010 Compared to the Six Months Ended June 30, 2009

Oil and Natural Gas Revenues. Oil and natural gas revenues for the six months ended June 30, 2010 and 2009 were $640,697 and $374,889, respectively, an increase of 70.70%. This increase was due primarily bringing on line and repairing wells in the Company’s Delhi field.

License Fees, Royalties & Related Services. License fees, royalties and related services for the six months ended June 30, 2010 and 2009 were $10,000 and $ 9,000, respectively, a decrease of $9,000.

Production and Lease Operating Expenses. Production and lease operating expenses for the six months ended June 30, 2010 and 2009 were $862,508 and $394,639, respectively, an increase of $467,869.  This increase was due to funding received in the second quarter of 2010 and the third quarter of 2009 and to begin substantial workover on wells in the Delhi fields.

Depletion, Depreciation and Amortization.   Depletion, depreciation, and amortization for the six months ended June 30, 2010 and 2009 were $195,193 and $258,825, respectively, a decrease of $63,632. The decrease was due to the decrease in depletion and depreciation of the reserve basis in the Marion and Belton Field.

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2010 and 2009 were $5,749,979 and $8,634,257, respectively.  This net decrease of $2,884,279 is due to the continued efforts by management to curtail expenses during the six ended June 30, 2010.  Included in the expenses for the six months ended June 30, 2010 are non-cash expenses of $4,961,734 for default on third party funding.

Interest Expense, net. Interest expense, net for the six months ended June, 2010 and 2009 was $4,275,264 and $686,640, respectively.   Interest expense related to debt increased as a result of restricted funding to bring the Delhi field wells back into production and settle certain liabilities related to an environmental claim.

Net Loss. The Company incurred a loss from operations for the six months ended June, 2010 and 2009 of $10,473,809 and $9,388,486 respectively, specifically due to reasons discussed above.

Liquidity and Capital Resources

At June 30, 2010, the Company had a working capital deficit of $23,151,796 as compared to a working capital deficit of $17,951,298 at December 31, 2009.  Current liabilities increased to $23,355,832 at June 30, 2010 from $18,191,546 at December 31, 2009.

Net cash used in operating activities totaled $1,487,977 for the six months ended June 30, 2010.  Net cash used in operating activities totaled $821,413 for the six months ended June 30, 2009.    Net cash used in operating activities for the 2010 period consists primarily of the net loss of $10,473,809 and an increase from receivables of $77,993 added to the net change in accounts payable and accrued liabilities of $838,597.  The reduction in cash used in operating activities in the 2010 period was primarily due to the limited availability of funds.

Net cash used in investing activities totaled $14,681 for the six months ended June 30, 2010.  Net cash provided by investing activities totaled $248,073 for the six months ended June 30, 2009.

Net cash provided by financing activities totaled $1,444,194 for the six months ended June 30, 2010.  Net cash provided by financing activities totaled $505,838 for the six months ended June 30, 2009.

While the Company is actively seeking additional funding sources, no future borrowing or funding sources are available under existing financing arrangements.

Item 3.   Controls and Procedures.

Management’s assessment of the effectiveness of the registrant’s internal control over financial reporting is as of the quarter ended June 30, 2010.  Based on that evaluation, our management concluded that our control over financial reporting and related disclosure controls and procedures were not effective because our accounting processes lack appropriate segregation of responsibilities and accounting technical expertise necessary for an effective system of internal control. We believe that our lack of technical expertise constitutes a material weakness in our internal control. In addition to this material weakness, Management’s  assessment showed that the following material weaknesses from the quarter ended June 30, 2010.

As of June 30, 2010, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any directors who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

As of June 30, 2010, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

This lack of internal controls over financial reporting resulted in numerous adjusting journal entries proposed by our independent auditor during their review of the quarter ended June 30, 2010.

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

•
Vanguard Energy Services sued for $340,000 for use of their drilling rigs in 2006 and 2007.  The Company has settled the claims to include two sister Companies, Recompletion Finance Corporation and Edge Capital. Each party was mutually released. The lawsuit was settled with the cash  payment  of $160,000 and issuance of  500,000 shares of common stock during the period ended June 30,2010.

•
In the suit, LFU Fort Pierce, Inc. d/b/a Labor Finders, our subsidiary Tiger Bend Drilling was sued for $284,988.  This has been expensed in 2007 and is reflected in our accounts payable in 2009 and 2008.   In connection with this suit, an additional a 25% attorney fees and interest are owed and have been accrued at June 30, 2010.  This is an obligation of Tiger Bend, LLC.

•
The law firm Maloney Martin & Mitchell is seeking payment for services rendered with regards to the GEF/ South Belridge settlement.  At this point the amount and probability of payment is not determinable.

•
In a suit with Pannell Kerr Forster of Texas PC (AKA PKF Texas)  and  PKF (UK) LLP were seeking payment for services rendered.  We have retained an expert witness in this field to opine on what the Company was charged and the ethics associated with PKF’s performance.  This lawsuit was settled for a sum of $281,818, payable in 24 monthly installments.  If the Company defaults on monthly installment, the entire outstanding balance of $563,636 becomes due. The Company is current with monthly installments to PKF Texas and PKF (UK), LLP.

•
During 2009, Dougherty Trucking Service, et al filed liens against the Mud River property for nonpayment for services rendered.  In 2010, Dougherty Trucking Services, et al were paid in full and all liens were released.

•
During 2009, a former employee filed a claim with the Texas Workforce Commission for back wages and severance pay.  The Texas Workforce Commission awarded $284,166 to be paid on behalf of the former employee and the wages and severance pay were accrued at June 30, 2010.  The Company has appealed the ruling with the Texas Workforce Commision which has been continued to   August 22, 2011.

•
Conquest obtained its interest in the Delhi Field from McGowan Working Parties who had obtained their interest from Eland Energy, Inc. Despite assurances throughout the Delhi Environmental Restoration Project that Eland had no indemnification right from McGowan, Eland has now asserted such a claim. If successful, Conquest has indemnified McGowan (upon purchase) against any and all liabilities in this matter. Eland is claiming $1,000,000 for their settlement with Chevron, $400,000 for their settlement with Total, and an undisclosed amount for their settlement with Anadarko (formerly Kerr McGee). Arbitration has been scheduled between Eland and McGowan. McGowan is going to defend its claim of no indemnity. If unsuccessful, McGowan will look to Conquest for payment. The Company does not think the probability of losing is probable.

Further, at a committee meeting held among all defendants in the Delhi Environmental lawsuit, everyone agreed to allow McGowan to lead in the physical restoration efforts and defend against unreasonable claims. Additionally, a percentage of all costs expended for expert witnesses and other matters were allocated to each party. McGowan spent the money, from their own account; but, their effort to collect is now being disputed by Chevron, Total, and Anadarko. The current estimate is approximately $277,000; and, if McGowan is unable to collect, they will look to Conquest for payment. Conquest has already borne the costs for the physical restoration.
Both of the preceding matters are corporate obligations and will have no effect on the mortgage of the property. The Company does not think the probability of losing is probable.

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

CONQUEST PETROLEUM INCORPORATED
(Registrant)

Date: August 16, 2010	By:	/s/ Robert D. Johnson
Robert D. Johnson
Chief Executive Officer

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 16, 2010	CONQUEST PETROLEUM INCORPORATED

	By:	/s/ Robert D. Johnson
Robert D. Johnson
Chief Executive Officer