Form 10-Q
period 2010-09-30
Conquest Petroleum Inc
filed 2010-11-15
CIK 1422220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________

FORM 10-Q

[x]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: September 30, 2010

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from: to

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

The number of shares of the registrant’s common stock outstanding as of November 10, 2010 44,716,189 shares.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, par value $0.00001 per share	OCTBB

Securities registered pursuant to Section 12(g) of the Act: None

At September 30, 2010, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $563,606 based on the closing price of such stock on such date of $0.02.

Conquest Petroleum Incorporated

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Conquest Petroleum Incorporated
Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
	2010	2009

Assets
Current assets:
Cash and cash equivalents	$25,925	$89,813
Accounts receivable	68,364	27,351
Other receivable	20,470	32,464
Prepaid expenses and other current assets	51,627	90,620

Total current assets	166,386	240,248

Oil and natural gas properties (successful efforts method of accounting):
Proved	4,210,186	4,194,381
Unproved	172,796	172,796
	4,382,982	4,367,177

Less accumulated depletion, depreciation and amortization	(3,256,988)	(3,035,497)

Oil and natural gas properties, net	1,125,994	1,331,680

Property and equipment:
Land	112,961	112,961
Buildings	215,445	215,445
Property improvements	244,025	244,025
Office equipment and computers	34,039	31,489
Furniture and fixtures	22,937	22,937
Field service vehicles and equipment	338,063	484,782
Drilling equipment	106,500	137,600
Total property and equipment	1,073,970	1,249,239
Less accumulated depreciation	(399,861)	(409,798)
Property and equipment, net	674,109	839,441

Other assets	518,018	540,802
Total assets	$2,484,507	$2,952,171

Conquest Petroleum Incorporated
Consolidated Balance Sheets (Continued)
(Unaudited)

	September 30,	December 31,
	2010	2009

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$2,904,119	$2,530,614
Interest payable	1,505,302	921,301
Accrued payroll and related taxes and benefits	1,428,180	944,375
Accrued liabilities	379,888	695,902
Derivative liability	24,505	107,425
Production payment payable, current	8,751,310	7,853,620
Current maturity of notes payable in default, net of discount	9,561,836	4,413,309
Current maturities of convertible notes payable, related parties, net of discount	700,000	725,000

Total current liabilities	25,255,140	18,191,546

Deferred revenue	47,500	60,000
Asset retirement obligation	2,009,159	1,923,883

Total liabilities	27,311,799	20,175,429

Stockholders’deficit:
Preferred stock, $0.00001 par value; 50,000,000 shares
authorized; 545,454 and 545,454 shares issued and outstanding at September 30, 2010 and December 31, 2009 respectively	5	5
Common stock, $0.00001 par value; 250,000,000 shares
authorized; 45,715,528 and 39,545,867 shares issued and 44,714,689 and 39,545,028 shares outstanding at September 30, 2010 and December 31, 2009, respectively	447	395
Stock payable	2,219,115	2,264,093
Stock held in escrow	(559,066)	(5,100,800)
Additional paid-in capital	104,835,674	104,149,392
Accumulated deficit	(131,323,467)	(118,536,343)
Treasury stock, at cost (839 shares held at
September 30, 2010 and December 31, 2009, respectively)	-	-

Total stockholders’ deficit	(24,827,292)	(17,223,258)

Total liabilities and stockholders’ deficit	$2,484,507	$2,952,171

See accompanying notes to consolidated financial statements

Conquest Petroleum Incorporated
Consolidated Statements of Operations (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Revenues:
Oil and natural gas revenues	$427,507	$202,214	$1,068,204	$577,104
License fees, royalties and related services	2,500	-	12,500	9,000

Total revenues	430,007	202,214	1,080,704	586,104

Cost and expenses:
Production and lease operating expenses	331,627	471,421	1,194,135	874,774
Depletion, depreciation and amortization	105,767	119,240	300,960	378,064
Revenue Sharing Royalties		3,522		(1,192)
Accretion of asset retirement obligation	32,104	38,265	85,276	101,424
General and administrative expenses	860,197	3,272,746	6,610,176	10,782,005

Total cost and expenses	1,329,695	3,905,194	8,190,547	12,135,075

Loss from operations	(899,688)	(3,702,980)	(7,109,843)	(11,548,971)

Other income (expense):
Change in value of derivative liability gain/(loss)	15,359	(4,592)	82,920	(4,592)
Interest expense, net	(1,372,674)	(560,848)	(5,647,938)	(1,247,688)
Loss on sale of assets	(55,565)	-	(103,807)	-
Other miscellaneous income (expense), net	(747)	(61,853)	(8,456)	(917,508)

Total other income (expense), net	(1,413,627)	(627,293)	(5,677,281)	(2,169,788)

Net loss	$(2,313,315)	$(4,330,273)	$(12,787,124)	$(13,718,759)

Net loss per common share:
Basic and diluted	$(0.05)	$(0.23)	$(0.30)	$(0.92)

Weighted average common shares outstanding:
Basic and diluted	44,714,689	18,431,341	42,889,690	14,956,863

See accompanying notes to consolidated financial statement

Conquest Petroleum Incorporated
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30, 2010
	2010	2009
Cash flows from continuing operating activities:
Net loss for continuing operations	$(12,787,124)	$(13,718,759)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation & Depletion expense	290,105	378,064
Accretion expense	85,276	101,424
Common stock transferred due to default on note payable	4,500,000	-
Gain on sale of property	-	(55,075)
Gain on sale of license technology	-	(250,000)
Change in fair value of derivative liabilities	(82,920)	-
Amortization of debt discount	3,893,639	189,315
Amortization of deferred financing costs	10,855	5,714
Amortization of deferred revenue	(12,500)	(5,000)
Loss on derivative	-	4,592
Loss on sale of fixed asset	103,807	116,375
Bad debt expense	10,000	85,631
Stock owed for consulting agreement and anti- dilution agreement	11,019	773,557
Escrow shares owed to GEF due to default on note payable	461,734	-
Common stock issued for services	285	8,284,429
Common stock owed for services	52	-
Warrants issued for services	-	38,005
Options issued for services	-	66,605
Stock issued for anti-dilution provision	-	428,087
Treasury stock issued for services	-	1,500,000

Changes in operating assets and liabilities:
Accounts receivable	(29,019)	85,480
Restricted cash	-	-
Other receivable	-	-
Prepaid expenses and other current assets	25,680	(168,584)
Other assets	2,029	247,289
Accounts payable	373,505	(297,075)
Accrued expenses	1,674,364	63,553

Net cash used in operating activities	(1,469,213)	(2,126,373)

Cash flows from investing activities:
Proceeds from sale of properties	15,805	164,039
Proceeds from sale of license fees	-	125,000
Cash paid for purchase of fixed assets	(25,486)	(169,844)

Net cash provided by/(used) in investing	(9,681)	119,195

Cash flows from financing activities:
Proceeds from production note	1,500,000	560,397
Borrowings on debt	-	1,600,000
Debt issuance costs	-	(22,729)
Related party borrowings on debt	-	30,000
Principal payments on debt	(59,994)	-
Principal payments on related parties debt	(25,000)	-
Principal payments on production note	-	(149,329)

Net cash provided by financing activities	1,415,006	2,018,339

Change is cash during period	(63,888)	11,161

Cash at beginning of year	89,813	67,502

Cash at end of period	25,925	78,663

Supplementary cash flow information:
Cash paid for interest	17,673	153,240
Cash paid for income taxes	-	-
Non-cash investing and financing activities:
Treasury shares transferred to extinguish note	-	356,250
Anti-dilution shares issued related to note payable anti-dilution clause	26,051	-
Default shares issued to escrow related to note payable	420,000	-
Default shares held in escrow	-	4,500,000
Discount on notes payable	-	300,000
Common stock issued upon conversion of debt & interest, related party	-	169,977
Common stock issued upon conversion of debt & interest	-	303,750
Shares issued to relieve stock payable	30,000	-
Fixed assets exchanged to settle accounts payable	-	66,575
Fixed assets sold for note receivable	-	10,000

See notes to consolidated financial statements.

Conquest Petroleum Incorporated
Notes to the Consolidated Financial Statements (unaudited)
September 30, 2010

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

Going concern

As presented in the unaudited consolidated financial statements, the Company has incurred a net loss of $12,787,124 during the nine months ended September 30, 2010, and losses are expected to continue in the near term. Current liabilities exceeded current assets by $25,088,754 and the accumulated deficit is $131,323,467 at September 30, 2010.  Amounts outstanding and payable to creditors are in arrears and the Company is in negotiations with certain creditors to obtain extensions and settlements of outstanding amounts. The Company is currently in default on most of its debt obligations and the Company has no future borrowings or funding sources available under existing financing arrangements. Management anticipates that significant additional capital expenditures will be necessary to develop the Company’s oil and natural gas properties, which consist primarily of proved reserves that are non-producing, before significant positive operating cash flows will be achieved.

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

Derivative Instruments

We have evaluated Topic Number 815 in determining whether the Company has a derivative related to warrants outstanding as of September 30, 2010. The literature applies to the Company for certain freestanding warrants that contain exercise price adjustment features known as down round provisions.  Based on the guidance we have concluded these instruments are required to be accounted for as a derivative liability effective upon issuance of the warrants in 2009.

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

The Company utilizes various types of financing to fund its business needs, including debt with warrants attached and other instruments indexed to its stock.  The Company reviews its warrants and conversion features of securities issued as to whether they are freestanding or contain an embedded derivative and if so, whether they are classified as a liability at each reporting period until the amount is settled and reclassified into equity with changes in fair value recognized in current earnings.  At September 30, 2010, the Company has 1,500,000 warrants to purchase common stock, the fair values of which are classified as a liability.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment.  The company evaluates its hierarchy disclosures each quarter.  The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with the warrants to purchase common stock (discussed above).  The Company classifies the fair value of the derivative liability under level three. The fair value of the derivative liability was calculated using the Black-Scholes model.  Under the Black-Scholes model using an expected life of two years, volatility of 266.72% and a risk-free interest rate of 0.42%, the Company determined the fair value of the derivative liability to be $24,505 as of September 30, 2010

The following shows the changes in the derivative liability measured on a recurring basis for the six months ended September  30, 2010

Derivative liability at December 31, 2009	$(107,425)

Gain on derivative on balance sheet, valuation date	82,920

Derivative liability at September 30, 2010	$(24,505)

There were no instruments valued at fair value on a non-recurring basis as of September 30, 2010.

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

On January 1, 2009, the Company adopted a new accounting standard issued by the FASB related to the disclosure of derivative instruments and hedging activities.  This standard expanded the disclosure requirements about an entity’s derivative financial instruments and hedging activities including qualitative disclosures about objectives and strategies for suing derivatives, quantitative disclosures about fair value amounts of any gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.  At September 30, 2010, the Company has a derivative liability of $24,505 related to the warrants to purchase common stock.  The derivative instruments were not entered into as hedging activities, and the change in value of the liability is included in the accompanying Consolidated Statement of Operations.

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

Major Customers

The Company sold oil and natural gas production that composed material concentrations of its oil and natural gas revenues as follows:

	Nine Months Ended		Accounts Receivable as of
	September		September 30,	December 31,
	2010	2009	2010	2009

Interconn Resources, Inc. (l)	76%	90%	71%	76%

Plains (1)	22%	10%	29%	22%

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

Oil and natural gas properties

The Company accounts for its oil and natural gas properties using the successful efforts method of accounting. Under this method, all costs associated with property acquisitions, successful exploratory wells, development wells, and asset retirement obligation assets are capitalized. Additionally, interest is capitalized while wells are being drilled and the underlying property is in development. Costs of exploratory wells are capitalized pending determination of whether each well has resulted in the discovery of proved reserves. Oil and natural gas mineral leasehold costs are capitalized as incurred. Items charged to expense generally include geological and geophysical costs, costs of unsuccessful exploratory wells, and oil and natural gas production costs. Capitalized costs of proved properties including associated salvage are depleted on a well-by-well or field-by-field (common reservoir) basis using the units-of-production method based upon proved producing oil and natural gas reserves. The depletion rate is the current period production as a percentage of the total proved producing reserves. The depletion rate is applied to the net book value of property costs to calculate the depletion expense. Proved reserves materially impact depletion expense. If the proved reserves decline, then the depletion rate (the rate at which we record depletion expense) increases, reducing net income.  Dispositions of oil and natural gas properties are accounted for as adjustments to capitalized costs with a gain or loss recognized upon sale.  A gain (loss) is recognized to the extent the sales price exceeds or is less than original cost or the carrying value, net of impairment.  Oil and natural gas properties are also subject to impairment at the end of each reporting period. Unproved property costs are excluded from depletable costs until the related properties are developed. See impairment discussed in “Long-lived assets and intangible assets” below.

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

The following table is a reconciliation of the ARO liability for continuing operations for the nine months ended September 30, 2010:

September 30,
2010

Asset retirement obligation at beginning of period	$1,923,883

Revisions to previous estimates	-

Accretion expense	85,276

Asset retirement obligation at end of period	$2,009,159

 Income taxes

The Company accounts for income taxes in accordance with the provisions of the applicable FASB standard.   Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Deferred tax assets include tax loss and credit carry forwards and are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

On January 1, 2007, the Company adopted the FASB Interpretation on accounting for uncertainty in income taxes.  The interpretation prescribes a measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return.  Additionally, the interpretation provides guidance regarding uncertain tax positions relating to de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company will classify any interest and penalties associated with income taxes as interest expense.   As of September 30, 2010, the Company had no uncertain tax positions.

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

Revenue Recognition

The Company recognizes oil, gas and natural gas condensate revenue in the period of delivery. Settlement on sales occurs anywhere from two weeks to two months after the delivery date. The Company recognizes revenue when an arrangement exists, the product has been delivered, the sales price is fixed or determinable, and collectability is reasonably assured

 Earnings per share

Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilutive effects of common stock equivalents such as options, warrants and convertible securities. Due to the Company incurring a net loss from continuing operations during the nine months ended September 30, 2010 and 2009, basic and diluted loss per share are the same as all potentially dilutive common stock equivalents are anti-dilutive.

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

On January 1, 2009, the Company adopted Topic No. 815, and as a result the 1,500,000 warrants issued by the Company containing exercise price reset provisions, were classified as a derivative liability as of August 21, 2009 as these warrants were not deemed to be indexed to the Company’s own stock.  These warrants had an exercise price of $7.50 at issuance and expire in August 2012. The exercise price was ratcheted down to $4.85 at September 30, 2010 based on the ratchet provisions in the warrant agreement.   Also, as a part of the agreement, an additional 818,077 warrants were available to be exercised by YA global.  This totals 2,318,077 warrants due to the anti-dilution provision as of September 30, 2010.   As of September 30, 2010 and December 31, 2009, the fair value of these warrants was $24,505 and $107,425, respectively.  The change in fair value during the period ended September 30, 2010 and 2009 was $82,920 and $15,359 and was recorded as a derivative loss in the accompanying Consolidated Statements of Operations.

Note 4 –	Debt

Notes payable consists of the following at September 30, 2010 and December 31, 2009:

	September 30,	December 31,
	2010	2009

Notes payable in default	$9,959,294	$8,494,405

Convertible notes payable, related party in default	$700,000	$725,000

Debt balance prior to discounts	$10,659,294	$9,219,405

Less unamortized debt discount	$(397,457)	$(4,081,096)

Debt balance net of discounts	$10,261,836	$5,138,309
Less current maturities:
Notes payable, net of discount	$(9,561,836)	$(4,413,309)
Convertible notes payable, related party, net of discount	$(700,000)	$(725,000)

Notes payable, net of current maturities and discount	$-	$-

The Company has a note payable for a loan taken in 2005 from an individual investor aggregating $400,000 at December 31, 2009. This note payable matured on September 30, 2007 bearing interest at fixed rate of 18%.  Interest will accrue from the note issue date and is due and payable either at maturity or quarterly or semi-annually until maturity.  The Company is in default on this note as of September 30, 2010. This note payable in default is accruing interest at an additional 10% (28% total) and additional late fees may apply.  This note payable is unsecured.   Texas usury laws prevent interest rates above 18% and as such, the Company has not accrued interest above the 18% limit.

During 2008, the Company borrowed $100,000 from an individual at an interest rate of 18% with maturity date of April 2, 2010. Simple interest accrues from the note issue date and is due and payable monthly.  This note is in default at September 30, 2010.

During 2008, the Company borrowed $100,000 from an individual at an interest rate of 15% with a one year maturity.   Simple interest accrues from the note issue date and is due and payable monthly.  This note is in default at September 30, 2010.

During 2009, the Company borrowed $25,000 due and payable on December 31, 2009 at an interest rate of 8%.   Simple interest accrues from the note issue date and is due and payable either at maturity or quarterly or semi-annually until maturity.  This note is in default at September 30, 2010.

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

During 2009, the Company borrowed $1,500,000 due and payable on June 30, 2010 from a third party at an interest rate of 15%.  Simple interest accrues from the note issue date and is due and payable at maturity. This funding was restricted funds to bring the Delhi field wells back into production and settle certain liabilities related to an environmental claim.   The Company issued 200,000 shares of common stock as an inducement to the lender.  The 200,000 shares were valued at the closing price on the date of issuance equaling a total of $300,000.  This value was taken as a discount on debt. The discount is being amortized over the life of the note according to the effective interest method. The Company received $1,477,271 of the total $1,500,000 funds related to the note. The difference of $22,729 was paid for offering costs associated with the loan.  These costs have been capitalized and are being amortized according to the effective interest method over the life of the loan.  Amortization for the period ended September 30 2010 was $10,855.  This note is in default at September 30, 2010.  In accordance with the terms of the agreement, 3,000,000 shares previously held in escrow were issued to the lender due to the default.  The shares were valued at the inception of the agreements in 2009 at $4,500,000 and were expensed in the period ended June 30, 2010 upon default.   Due to the anti-dilution provision of the agreement 3,281,848 additional shares were also expensed at the value of $461,734 calculated periodically whenever a diluting event occurred prior to default.

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

In conjunction with the previous two loans, the Company issued to Lender a term assignment of an overriding royalty interest in the Delhi Field equal to fifteen percent of eight-eighths (15% of 8/8") and ten percent of eight-eighths (10% of 8/8”) of all Hydrocarbons produced and saved from or attributable or allocable to the Delhi Field net of severance taxes owing with respect thereto through December 31, 2011. Further, if a total of $7,500,000 (including the principal and interest repayments on the two notes above) is not paid by December 31, 2011, the Company will make a cash payment to cover the deficiency. The balance owed related to the overriding interest only of $5,000,000 was fully discounted upon issuance due to its attachment to the notes payable of $1,500,000, and $1,000,000. The discounts are being amortized over the term of the notes payable. Amortization on the discounts related to the overriding royalty interest and the aforementioned discounts due to shares issued with the debt was $3,795,395 for the period ended September 30, 2010. The remaining balance of the discounts as of September 30, 2010 was a total of $285,701. During the period ended September 30, 2010 overriding royalty payments were made against the $5,000,000 balance of $59,994. The net balance has been presented within current notes payable on the balance sheet.

During the second quarter ended June 30, 2010, the Company borrowed an additional $1,500,000 from this third party that was due and payable on April 01, 2011 at an interest rate of 15%.  Simple interest accrues from the note issue date and is due and payable at maturity. This funding was restricted funds to bring the Delhi field wells back into production.  The Company issued 1,500,000 shares of common stock as an inducement to the lender, valued at the closing price on the date of issuance equaling a total of $210,000.  This value was taken as a discount on debt.  Amortization of the discount for the nine months ended September 30, 2010 was 98,244.   The discount is being amortized over the life of the note according to the effective interest method.  If by October 1, 2010, each of the Note and the respective notes given pursuant to the Original Amended Agreement and the Second Loan Agreement have not been paid in full, the Company after written notice from the Lender, shall begin marketing for sale the properties encumbered by the Mortgages.

During 2009 The Company issued originally 5,000,000 default shares of common stock valued at $4,620,000 that are held in escrow as insurance to the lenders and will be remitted back to the Company if the note is paid in full with 15% interest. During the nine months ended September 30, 2010, 3,000,000 of these shares were assumed by the lender due to default on the first note agreement.  The company valued these shares according to the closing price of the shares on the date of issuance. During the nine months ended September 30, 2010 3,000,000 of these shares were assumed by the lender due to default on the first note agreement. The company valued these shares according to the closing price of the shares on the date of issuance.

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

Effective May 1, 2009, the Company notified BlueRock that the Company was in default under the Conveyance and the Production Agreement.  A third amendment was finalized and the 8% interest rate was increased back to 18%.  A fourth amendment was finalized and the agreement was extended to November 30, 2009.  At September 30, 2010, the Company is in default.

Interest expense, net

Interest expense consists of the following for the nine months ended September 30:

	Nine Months Ended
	2010	2009

Interest expense related to debt	$1,776,013	$1,058,373

Amortization of debt discount	3,882,782	189,315
	$5,658,795	$1,247,688

Note 5 –	Stockholders’ Equity

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

During the second quarter of 2008, the Company issued 545,455 shares of Series A Preferred Stock in exchange for $3,000,000 of corporate notes payable.  At September 30, 2010 and December 31, 2009, there were 545,455 shares of Series A Preferred Stock issued and outstanding.

Common stock

During the period ended September 30, 2010, the Company issued 3,000 shares of common stock with a fair value of $285 to a third party for services. The fair value was recorded as an expense, and was calculated according to the closing price of the shares on the date of issuance.

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

During the period ended September 30, 2010, the Company issued 500,000 shares of common stock in settlement of lawsuit with Vanguard Energy Services.   These shares were valued at $30,000 as of December 31, 2009 based on the settlement date closing price of the shares, and recorded as a stock payable at that time.  The stock payable was relieved with this issuance during the six months ended June 30, 2010.

During the period ended September 30, 2010, the Company issued 35,075 and 129,626, respectively shares of common stock with a fair value of $5,788 and $20,263, respectively for an anti-dilution clause related to the $4,000,000 notes payable. The shares were valued according to the closing price of the shares on the date of issuance. The Company has an anti-dilution clause with the lender that any shares of capital stock (excluding the Default Shares) held by the Lender or any affiliate thereof shall represent an agreed upon percentage of all of the issued and outstanding shares of capital stock of Borrower computed on a fully diluted basis as of the date hereof, which Percentage Interest is 17.37%. Lender shall at all times from and after the Loan Date hold a minimum equity interest in Borrower equal to the Percentage Interest, and Borrower shall not, and shall not permit any of its Subsidiaries to, take any action that in any way dilutes or impairs the Percentage Interest at any time. In the event Borrower shall (a) issue or sell (i) Equity Interests of Borrower or any of its Subsidiaries, or (ii) any options, warrants, rights, debt securities, promissory notes, or other securities exercisable or exchangeable for or convertible into shares of capital stock of Borrower or any Subsidiary thereof, (b) declare or pay any dividend or other distribution to holders of Equity Interests of Borrower or any of its Subsidiaries, or (c) repurchase or redeem any Equity Interests of Borrower or any of its Subsidiaries, and if as a result such event or occurrence dilutes or impairs in any manner and to any extent (a "Diluting Event") the Percentage Interest, Lender shall be entitled to receive, and Borrower shall issue to Lender immediately upon such event or occurrence, such additional number of shares of capital stock of Borrower such that after giving effect to any such event or occurrence Lender's equity interest in Borrower is not less than the Percentage Interest, such additional shares of capital stock to be issued to and acquired by Lender without any additional consideration of any nature.

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

The following is a summary of the warrant activity for the period ended September 30, 2010:

	2010
	Number	Weighted
	of	Average
	Warrants	Exercise Price

Outstanding, December 31, 2009	3,017,279	5.63

Granted	0	5.63
Exercised	–	–
Expired or cancelled	0	–

Outstanding September 30, 2010	3,017,279	5.63

Note 6 -	Commitments and Contingencies

During 2008, the Company failed to pay payroll taxes to the Internal Revenue Service and various state revenue agencies totaling $329,337 and $30,525 respectively.  In April, 2009, the Company made a payment of $125,000 to the Internal Revenue Service.  Since this is quite a serious matter which could result in substantial penalties and interest which would be very detrimental to the Company’s financial position, the Company has hired a consulting firm to deal with the Internal Revenue Service and the State Agencies and to date has paid them $15,000. The Company has accrued all payroll liabilities and the estimated interest and penalties related to this as of September 30, 2010. In addition to the payment made in April 2009 the company has also paid $164,220.  By making these payments the trust fund has been paid and the balance remaining is additional taxes, penalties and interest which are being negotiated by our consulting firm. The Company is accruing estimated penalties monthly.

The Company leased office space for a two year period beginning March, 2009 through December 31, 2010. The remaining payments for the lease in 2010 are $8,512.50.  The Company has executed a new one year lease beginning January 1, 2011 and has paid a deposit of $2,054.00.  The 2011 lease payments will be $24,648.

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

The following describes legal action being pursued against the Company outside the ordinary course of business:

•
In the suit, Raymond Thomas, et al. vs. Ashley Investment Company, et al., in the 5th Judicial District Court for Richmond Parish, Louisiana, numerous present and former owners of property were seeking damages in an unspecified amount for alleged soil, groundwater and other contamination, allegedly resulting from oil and gas operations of multiple companies in the Delhi Field in Richmond Parish, Louisiana over a time period exceeding fifty years. Originally consisting of 14,000 acres upon discovery of the field in 1952, the Company acquired an interest in leases covering 1,400 acres in 2006. Although the suit was filed in 2005, and was pending when the Company acquired its interest in 2006, as part of the acquisition terms, the Company agreed to indemnify predecessors in title, including its grantor, against ultimate damages related to the prior operations. As part of the Company’s purchase terms, a Site Specific Trust Account was established with the State of Louisiana Department of Natural Resources intended to provide funds for remediation of the lands involved in its acquired interest.   The lawsuit was settled in June 2009 with the Company being required to complete the remediation of the alleged damages.  To that time, the Company had spent $750,000 on legal fees and remediation.  Subsequently, the Company incurred and paid an additional $500,000 in clean-up costs.  At September 30, 2010, the Company had no accrual for remediation costs.  The Company does not anticipate additional remediation costs.

•
Vanguard Energy Services sued for $340,000 for use of their drilling rigs in 2006 and 2007.  The Company has settled the claims to include two sister Companies, Recompletion Finance Corporation and Edge Capital. Each party was mutually released. The lawsuit was settled with the cash  payment  of $160,000 and issuance of  500,000 shares of common stock during the period ended September 30, 2010.

•
In the suit, LFI Fort Pierce, Inc. d/b/a Labor Finders, our subsidiary Tiger Bend Drilling was sued for $284,988.  This has been expensed in 2007 and is reflected in our accounts payable in 2009 and 2008.   In connection with this suit, an additional a 25% attorney fees and interest are owed and have been accrued at September 30, 2010.  In October 2010 a settlement was finalized and the company is waiting on final signatures. The Company entered into an agreement with LFI Fort Pierce d/b/a Labor Finders on October 8, 2010.  The Company agreed to deliver a $150,000 Promissory Note at (8%) annum to be paid on October 8, 2011 the maturity date to Labor Finders. Also, the Company delivered a $25,000 Promissory Note at (8%) annum to be paid on October 8, 2010, the maturity date to John F. Aplin attorney for Labor Finders.  Labor Finders agreed to fully release Conquest and Tiger Bend Drilling from all judgments.  The Company also paid court costs to John F. Aplin in the amount of $951on October 8, 2010. The Company is currently waiting on final signatures.

•
The law firm Maloney Martin & Mitchell is seeking payment for services rendered with regards to the GEF/ South Belridge settlement.  At this point the amount and probability of payment is not determinable.

•
In a suit with Pannell Kerr Forster of Texas PC (AKA PKF Texas)  and  PKF (UK) LLP were seeking payment for services rendered.  This lawsuit was settled for a sum of $281,818, payable in 24 monthly installments.  If the Company defaults on monthly installment, the entire outstanding balance of $563,636 becomes due.  The Company defaulted on payments and is the process of negotiating an additional settlement. The default balance is accrued at September 30, 2010.

•
During 2009, Daugherty Trucking Service, et al filed liens against the Mud River property for non- payment for services rendered.  In 2010, Daugherty Trucking Services, et al were paid in full and all liens were released

•
During 2009, a former employee filed a claim with the Texas Workforce Commission for back wages and severance pay.  The Texas Workforce Commission awarded $284,166 to be paid on behalf of the former employee and the wages and severance pay were accrued at September 30, 2010.  The Company has appealed the ruling with the Texas Workforce Commission which has been continued to August 22, 2011.  This amount has been accrued at September 30, 2010.

•
Conquest obtained its interest in the Delhi Field from McGowan Working Parties who had obtained their interest from Eland Energy, Inc. Despite assurances throughout the Delhi Environmental Restoration Project that Eland had no indemnification right from McGowan, Eland has now asserted such a claim. If successful, Conquest has indemnified McGowan (upon purchase) against any and all liabilities in this matter. Eland is claiming $1,000,000 for their settlement with Chevron, $400,000 for their settlement with Total, and an undisclosed amount for their settlement with Anadarko (formerly Kerr McGee). Arbitration has been scheduled between Eland and McGowan. McGowan is going to defend its claim of no indemnity. If unsuccessful, McGowan will look to Conquest for payment. The Company does not think the probability of losing is likely.

Further, at a committee meeting held among all defendants in the Delhi Environmental lawsuit, everyone agreed to allow McGowan to lead in the physical restoration efforts and defend against unreasonable claims. Additionally, a percentage of all costs expended for expert witnesses and other matters were allocated to each party. McGowan spent the money, from their own account; but, their effort to collect is now being disputed by Chevron, Total, and Anadarko. The current estimate is approximately $277,000; and, if McGowan is unable to collect, they will look to Conquest for payment. Conquest has already borne the costs for the physical restoration.  Both of the preceding matters are corporate obligations and will have no effect on the mortgage of the property. The Company does not think the probability of losing is likely.  The $277,000 was accrued at September 30, 2010.

•
July 6, 2010 R. R. Donnelley & Sons Company was granted a judgment in the amount of $6,013.  On October 11, 2010 The Company entered into an agreement with R. R. Donnelly whereby Donnelly accepted $5,330 to be paid $500 per month starting October 15, 2010 until balance is paid in full.  The first payment was made on October 15, 2010.

•
The Company through a contract with a former employee received a $100,000 Loan bearing interest @ 18% per annum. The Company reached an overall global settlement involving the issuance of stock and an agreement to pay the interest on the loan on a monthly basis. Since May 2009, the Company has been making interest payments of $1,500 per month. The Company was unable to make the October 1, 2010; but, upon receipt of funds, paid the November 1, 2010 payment and the delinquent payment. Subsequently, the employee’s attorney sent a Demand Letter for full payment followed by a lawsuit seeking a judgment. The Company will oppose this litigation.

Note 7 -	Subsequent Events

The Company entered into an agreement with LFI Fort Pierce d/b/a Labor Finders on October 8, 2010.  The Company agreed to deliver a $150,000 Promissory Note at (8%) annum to be paid on October 8, 2011 the maturity date to Labor Finders. Also, the Company delivered a $25,000 Promissory Note at (8%) annum to be paid on October 8, 2010, the maturity date to John F. Aplin attorney for Labor Finders.  Labor Finders agreed to fully release Conquest and Tiger Bend Drilling from all judgments.  The Company also paid court costs to John F. Aplin in the amount of $951 on October 8, 2010. The Company is currently waiting on final signatures.

The Company entered into an agreement with R. R. Donnelly on October 11, 2010.  In exchange for a release of judgment and acceptance of a balance of $5330 the Company agreed to pay $500 monthly beginning October 15, 2010 until paid in full. The Company is currently waiting for final signatures.

The Company has executed a Memorandum of Understanding with Greater Europe Fund (“GEF”) to borrow an additional $1,000,000. The loan will carry a 15% per annum interest rate and a one year term. Also as part of the Agreement, GEF agrees to freeze its current position obtained in the first 3 Loan Agreements as to Principal, Interest, ORRI’s, Penalty Stock, Registration Rights, Balloon Payments, and most Anti-Dilution Rights. GEF currently owns 26.26% of the Company’s stock. If the Company pays GEF a total of $13,000,000 on or before January 31, 2011, GEF’s complete position will be absolved with the exception of GEF, owning a 15% residual stock position. If the Company fails to pay $13,000,000 on or before January 31, 2011, GEF shall remain at the 26.26% position. If GEF desires to sell their position, at a fair and reasonable price, to an investor of their choice, Robert D. Johnson and Robert C. Johnson will be required to sell their stock ownership on the same terms and conditions. The remaining shareholders may be given the option to sell their shares on the same terms and conditions should the new investor desire. The money is specified for certain Uses and Applications and will be rendered to the Company account only on performance of those actions.

On October 15, 2010 the Company entered into a fee agreement with Noel Daniel whereby Noel Daniel agrees to use best efforts to obtain and close the purchase of the strippable coal reserves from Belton-Sherman Coal Block in Muhlenberg County, Kentucky.  In exchange Noel Daniel will receive Five Percent of the purchase amount as a cash fee to be paid out of the proceeds of the sale.   Upon execution of the agreement the Company issued a note in the amount of ten thousand dollars at ten percent interest per annum at a term of three months from the date of execution.

The Company entered into a fee agreement with Global 3 Capital, LLC on October 18, 2010 to provide on a non-exclusive basis, consulting services to assist Conquest in obtaining financing/funding.  The Company agrees to pay to Global five percent of the loan amount and/or funding amount as a cash fee. The Company also agrees to pay eight percent net profits interest in any and all projects to be paid quarterly into an account designated by Global.

On October 26, 2010 an engagement agreement was signed between Global 3 Capital, Conquest and Martin Hoffman.  Global and Conquest retain Hoffman to perform duties needed to assist in due diligence, acquire financing/funding, and assist in negotiations. In exchange for Hoffman services the Company agrees to pay Hoffman a retainer of $50,000 to be paid in three installments, $15,000 November 1, 2010, $15,000 on December 1, 2010, and $20,000 on January 1, 2010 the balance.  Conquest paid Hoffman $15,000 on November 1, 2010.

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

Going concern

As presented in the unaudited consolidated financial statements, the Company has incurred a net loss of $12,787,124 during the nine months ended September 30, 2010, and losses are expected to continue in the near term. Current liabilities exceeded current assets by $25,088,754 and the accumulated deficit is $131,323,467 at September 30, 2010.  Amounts outstanding and payable to creditors are in arrears and the Company is in negotiations with certain creditors to obtain extensions and settlements of outstanding amounts. The Company is currently in default on most of its debt obligations and the Company has no future borrowings or funding sources available under existing financing arrangements. Management anticipates that significant additional capital expenditures will be necessary to develop the Company’s oil and natural gas properties, which consist primarily of proved reserves that are non-producing, before significant positive operating cash flows will be achieved.

The accompanying unaudited consolidated financial statements are prepared as if the Company will continue as a going concern. The unaudited consolidated financial statements do not contain adjustments, including adjustments to recorded assets and liabilities, which might be necessary if the Company were unable to continue as a going concern.

Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

Oil and Natural Gas Revenues. Oil and natural gas revenues for the three months ended September 30, 2010 and 2009 were $427,507 and $202,214, respectively, an increase of 111.4%.   This increase was due primarily bringing on line and repairing wells in the Company’s Delhi field.

Production and Lease Operating Expenses. Production and lease operating expenses for the three months ended September 30, 2010 and 2009 were $331,627 and $471,421, respectively, a decrease of 29.6%   This decrease was due to the lack of funding.

Depletion, Depreciation and Amortization.   Depletion, depreciation, and amortization for the three months ended September 30, 2010 and 2009 were $105,767 and $119,240 respectively, a decrease of $13,473. The decrease was due to the decrease in depletion and depreciation of the reserve basis in the Marion and Belton Field.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2010 and 2009 were $860,197 and $3,272,746, respectively.  This net decrease of $2,412,549 is due to the continued efforts by management to curtail expenses.

    Interest Expense, net. Interest expense, net for the three months September 30, 2010 and 2009 was $1,372,674 and $560,848, respectively.   Interest expense related to debt increased as a result of restricted funding to bring the Delhi field wells back into production and settle certain liabilities related to an environmental claim.

Net Loss. The Company incurred a loss from operations for the three months ended September 30, 2010 and 2009 of $2,031,497 and $4,330,273 respectively, specifically due to reasons discussed above

Nine Months Ended September 30 2010 Compared to the Nine Months Ended September 30, 2009

Oil and Natural Gas Revenues. Oil and natural gas revenues for the nine months ended September 30, 2010 and 2009 were $1,068,204 and $577,104, respectively, an increase of 85.10%. This increase was due primarily bringing on line and repairing wells in the Company’s Delhi field.

License Fees, Royalties & Related Services. License fees, royalties and related services for the nine months ended September 30, 2010 and 2009 were $12,500 and $ 9,000, respectively, an increase of $3,500.

Production and Lease Operating Expenses. Production and lease operating expenses for the nine months ended September 30, 2010 and 2009 were $1,194,135 and $874,774, respectively, an increase of $319,361.  This increase was due to funding received in the second quarter of 2010 and the third quarter of 2009 and to begin substantial workover on wells in the Delhi fields.

Depletion, Depreciation and Amortization.   Depletion, depreciation, and amortization for the nine months ended September 30, 2010 and 2009 were $300,960 and $378,064, respectively, a decrease of $77,104. The decrease was due to the decrease in depletion and depreciation of the reserve basis in the Marion and Belton Field.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2010 and 2009 were $6,610,176 and $10,782,005, respectively.  This net decrease of $4,171,829 is due to the continued efforts by management to curtail expenses during the nine months ended September 30, 2010.  Included in the expenses for the nine months ended September 30, 2010 are non-cash expenses of $4,961,734 for default on third party funding.

Interest Expense, net. Interest expense, net for the nine months ended September, 2010 and 2009 was $5,647,938 and $1,247,688, respectively.   Interest expense related to debt increased as a result of restricted funding to bring the Delhi field wells back into production and settle certain liabilities related to an environmental claim.

Net Loss. The Company incurred a loss from operations for the nine months ended September, 2010 and 2009 of $12,787,124 and $13,718,759 respectively, specifically due to reasons discussed above.

Liquidity and Capital Resources

At September 30, 2010, the Company had a working capital deficit of $25,088,753 as compared to a working capital deficit of $17,951,298 at December 31, 2009.  Current liabilities increased to $25,255,139 at September 30, 2010 from $18,191,546 at December 31, 2009.

Net cash used in operating activities totaled $1,469,213 for the nine months ended September 30, 2010.  Net cash used in operating activities totaled $2,126,373 for the nine months  ended September 30, 2009.    Net cash used in operating activities for the 2010 period consists primarily of the net loss of $12,787,124 and an increase from receivables of $29,019 added to the net change in accounts payable and accrued liabilities of $1,766,051.  The reduction in cash used in operating activities in the 2010 period was primarily due to the limited availability of funds.

Net cash used in investing activities totaled $9,681 for the nine months ended September 30, 2010.  Net cash provided by investing activities totaled $119,195 for the nine months ended September 30, 2009.

Net cash provided by financing activities totaled $1,415,006 for the nine months ended September 30, 2010.  Net cash provided by financing activities totaled $2,018,339 for the nine months ended September 30, 2009.

While the Company is actively seeking additional funding sources, no future borrowing or funding sources are available under existing financing arrangements.

Item 3.    Quantitative and Qualitative Disclosures about market risk.

None.

Item 4.   Controls and Procedures.

Management’s assessment of the effectiveness of the registrant’s internal control over financial reporting is as of the quarter ended September 30, 2010.  Based on that evaluation, our management concluded that our control over financial reporting and related disclosure controls and procedures were not effective because our accounting processes lack appropriate segregation of responsibilities and accounting technical expertise necessary for an effective system of internal control. We believe that our lack of technical expertise constitutes a material weakness in our internal control. In addition to this material weakness, Management’s assessment showed that the following material weaknesses from the quarter ended September 30, 2010.

As of September 30, 2010, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any director who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

As of September 30, 2010, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

This lack of internal controls over financial reporting resulted in numerous adjusting journal entries proposed by our independent auditor during their review of the quarter ended September 30, 2010.

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

•
In the suit, Raymond Thomas, et al. vs. Ashley Investment Company, et al., in the 5th Judicial District Court for Richmond Parish, Louisiana, numerous present and former owners of property were seeking damages in an unspecified amount for alleged soil, groundwater and other contamination, allegedly resulting from oil and gas operations of multiple companies in the Delhi Field in Richmond Parish, Louisiana over a time period exceeding fifty years. Originally consisting of 14,000 acres upon discovery of the field in 1952, the Company acquired an interest in leases covering 1,400 acres in 2006. Although the suit was filed in 2005, and was pending when the Company acquired its interest in 2006, as part of the acquisition terms, the Company agreed to indemnify predecessors in title, including its grantor, against ultimate damages related to the prior operations.  As part of the Company’s purchase terms, a Site Specific Trust Account was established with the State of Louisiana Department of Natural Resources intended to provide funds for remediation of the lands involved in its acquired interest.   The lawsuit was settled in June 2009 with the Company being required to complete the remediation of the alleged damages.  To that time, the Company had spent $750,000 on legal fees and remediation.  Subsequently, the Company incurred and paid an additional $500,000 in clean-up costs.  At September 30, 2010, the Company had no accrual for remediation costs.  The Company does not anticipate additional remediation costs.

•
Vanguard Energy Services sued for $340,000 for use of their drilling rigs in 2006 and 2007.  The Company has settled the claims to include two sister Companies, Recompletion Finance Corporation and Edge Capital. Each party was mutually released. The lawsuit was settled with the cash  payment  of $160,000 and issuance of  500,000 shares of common stock during the period ended September  30, 2010.

•
In the suit, LFI Fort Pierce, Inc. d/b/a Labor Finders, our subsidiary Tiger Bend Drilling was sued for $284,988.  This has been expensed in 2007 and is reflected in our accounts payable in 2009 and 2008.   In connection with this suit, an additional a 25% attorney fees and interest are owed and have been accrued at September 30, 2010.  In October 2010 a settlement was finalized and the company is waiting on final signatures. The Company entered into an agreement with LFI Fort Pierce d/b/a Labor Finders on October 8, 2010.  The Company agreed to deliver a $150,000 Promissory Note at (8%) annum to be paid on October 8, 2011 the maturity date to Labor Finders. Also, the Company delivered a $25,000 Promissory Note at (8%) annum to be paid on October 8, 201, the maturity date to John F. Aplin attorney for Labor Finders.  Labor Finders agreed to fully release Conquest and Tiger Bend Drilling from all judgments.  The Company also paid court costs to John F. Aplin in the amount of $951 on October 8, 2010. The Company is currently waiting on final signatures.

•
The law firm Maloney Martin & Mitchell is seeking payment for services rendered with regards to the GEF/ South Belridge settlement.  At this point the amount and probability of payment is not determinable.

•
In a suit with Pannell Kerr Forster of Texas PC (AKA PKF Texas)  and  PKF (UK) LLP were seeking payment for services rendered.  We have retained an expert witness in this field to opine on what the Company was charged and the ethics associated with PKF’s performance.  This lawsuit was settled for a sum of $281,818, payable in 24 monthly installments.  If the Company defaults on monthly installment, the entire outstanding balance of $563,636 becomes due. The Company defaulted on payments and is the process of negotiating an additional settlement.  The default balance was accrued at September 30, 2010.

•
During 2009, Daugherty Trucking Service, et al filed liens against the Mud River property for nonpayment for services rendered.  In 2010, Daugherty Trucking Services, et al were paid in full and all liens were released.

•
During 2009, a former employee filed a claim with the Texas Workforce Commission for back wages and severance pay.  The Texas Workforce Commission awarded $284,166 to be paid on behalf of the former employee and the wages and severance pay were accrued at September 30, 2010.  The Company has appealed the ruling with the Texas Workforce Commission which has been continued to August 22, 2011. This amount has been accrued at September 30, 2010.

•
Conquest obtained its interest in the Delhi Field from McGowan Working Parties who had obtained their interest from Eland Energy, Inc. Despite assurances throughout the Delhi Environmental Restoration Project that Eland had no indemnification right from McGowan, Eland has now asserted such a claim. If successful, Conquest has indemnified McGowan (upon purchase) against any and all liabilities in this matter. Eland is claiming $1,000,000 for their settlement with Chevron, $400,000 for their settlement with Total, and an undisclosed amount for their settlement with Anadarko (formerly Kerr McGee). Arbitration has been scheduled between Eland and McGowan. McGowan is going to defend its claim of no indemnity. If unsuccessful, McGowan will look to Conquest for payment. The Company does not think the probability of losing is likely.

Further, at a committee meeting held among all defendants in the Delhi Environmental lawsuit, everyone agreed to allow McGowan to lead in the physical restoration efforts and defend against unreasonable claims. Additionally, a percentage of all costs expended for expert witnesses and other matters were allocated to each party. McGowan spent the money, from their own account; but, their effort to collect is now being disputed by Chevron, Total, and Anadarko. The current estimate is approximately $277,000; and, if McGowan is unable to collect, they will look to Conquest for payment. Conquest has already borne the costs for the physical restoration. Both of the preceding matters are corporate obligations and will have no effect on the mortgage of the property. The Company does not think the probability of losing is likely.  The $277,000 was accrued at September 30, 2010.

•
July 6, 2010 R. R. Donnelley & Sons Company was granted a judgment in the amount of $6,013.  On October 11, 2010 The Company entered into an agreement with R. R. Donnelly whereby Donnelly accepted $5,330 to be paid $500.00 per month starting October 15, 2010 until balance is paid in full.  The first payment was made on October 15, 2010.

•
The Company through a contract with a former employee received a $100,000 Loan bearing interest @ 18% per annum. The Company reached an overall global settlement involving the issuance of stock and an agreement to pay the interest on the loan on a monthly basis. Since May 2009, the Company has been making interest payments of $1,500 per month. The Company was unable to make the October 1, 2010; but, upon receipt of funds, paid the November 1, 2010 payment and the delinquent payment. Subsequently, the employee’s attorney sent a Demand Letter for full payment followed by a lawsuit seeking a judgment. The Company will oppose this litigation.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Common stock

None.

Warrants

None.

Stock options

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Removed and Reserved

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

CONQUEST PETROLEUM INCORPORATED
(Registrant)

Date: November 15, 2010	By:	/s/ Robert D. Johnson
Robert D. Johnson
Chief Executive Officer