Form 10-K
period 2010-12-31
Conquest Petroleum Inc
filed 2011-04-15
CIK 1422220

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

__________________________

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year end period ended: December 31, 2010

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

13131 Champions Drive, Suite 205
Houston, Texas 77069
www.conquestpetroleum.com
(Address of principal executive offices)
Registrant’s Telephone Number, Including Area Code: (281) 466-1530

Former Name and Address
Maxim TEP, Inc.
24900 Pitkin Road, Suite 308
Spring, TX  77386

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

The number of shares of the registrant’s common stock outstanding as of April 15, 2011  44,714,689 shares.
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of exchange on which registered
Common Stock, par value $0.00001 per share	OCTBB
Securities registered pursuant to Section 12(g) of the Act: None

At December 31, 2010, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $670,720 based on the closing price of such stock on such date of $0.015.

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

PART I

ITEM 1.    BUSINESS

Company Overview

Conquest Petroleum Incorporated ("Conquest" or the "Company"), is headquartered in Houston, Texas. The Company has approximately 32,000 acres under lease in relatively long-lived fields in 2 states with well-established production histories and is currently engaged in restoring existing wells on these properties. The Company is an oil and natural gas development and production company geographically focused on the onshore United States. The Company's operational focus is the acquisition, through the most cost effective means possible, of production or near production of oil and natural gas field assets. Targeted fields generally have existing wells that can be restored to production. Targeted fields also have the availability of additional drilling sites. The Company has an inventory of potential development wells as drilling sites to maintain growth, while increasing reserves and cash flow.

Business Strategy

The following are key elements of our business strategy:

Phase One – Acquisitions

Acquire producing oil and gas properties with existing producing wells, workover potential and operational savings potential, and development drilling opportunities. This phase was completed by 2008.

Phase Two – Restoration

Return most shut-in wells to production to move reserves in the Proved Developed Non-Producing category to Proved Developed Producing. This should be completed by the first quarter of 2011.

Phase Three – Development

Drill development wells as offsets in areas where the reservoirs are uniformly deposited reducing the possibility of dry holes. This phase can only commence once funding is secured. The drilling phase, which will also include reserves in the Probable category, will take 3 to 4 years to accomplish. Subsequent to completion of the drilling program, the Company’s assets should be primarily in the Proved Developed Producing category. Cash flow will be such that debt can be reduced and excess funds can be directed toward future acquisitions of other producing properties.

Phase Four – Acquisitions

During this phase, new properties with the same characteristics as the initial property purchases will be bought and developed. This is the growth aspect of what the Company feels will be an expansion of asset ownership and cash flow.

ITEM 1A.  RISK FACTORS

Risks Related to Our Business, Industry and Strategy:

We have had operating losses and limited revenues to date and may experience continued losses in the future.

We have operated at a loss each year since inception. Net losses for the fiscal years ended December 31, 2010 and 2009 were $14.5 million and $23.3 million, respectively.

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

Our revenue, profitability, cash flow, oil and natural gas reserves value, future growth, and ability to borrow funds or obtain additional capital, as well as the carrying value of our properties, are substantially dependent on prevailing prices of natural gas and oil. Historically, the markets for natural gas and oil have been volatile, and those markets are likely to continue to be volatile in the future. It is impossible to predict future natural gas and oil price movements with certainty. Prices for natural gas and oil are subject to wide fluctuations in response to relatively minor changes in the supply of and demand for natural gas and oil, market uncertainty, and a variety of additional factors beyond our control. These factors include:

•	the level of consumer product demand;

•	the domestic and foreign supply of oil and natural gas;

•	overall economic conditions;

•	weather conditions;

•	domestic and foreign governmental regulations and taxes;

•	the price and availability of alternative fuels;

•	political conditions in or affecting oil and natural gas producing regions;

•	the level and price of foreign imports of oil and liquefied natural gas; and

•	the ability of the members of the Organization of Petroleum Exporting Countries and other state controlled oil companies to agree upon and maintain oil price and production controls.

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

•	we will be able to consummate such additional acquisitions on terms favorable to us.

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

Our success will be dependent on our ability to continue to employ and retain experienced skilled personnel. We depend to a large extent on the services of Robert D. Johnson, our Chief Executive Officer and Chairman. Mr. Johnson has 40 years’ experience and possesses the expertise in evaluating and analyzing producing oil and natural gas properties and drilling prospects, maximizing production from oil and natural gas properties and, marketing oil and natural gas production.

 Further, Robert C. Johnson serves as the Company’s Chief Financial Officer. He has over 30 years’ experience in the oil and gas industry with major corporations and independent oil and gas companies. His expertise covers all spectrums of the industry to include: production operations, drilling, pipeline activity, and the financial arena. He is also a successful businessman having built a small manufacturing company which he subsequently sold.

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

Our productive properties may be located in areas with limited or no access to pipelines, thereby necessitating delivery by other means, such as trucking, or requiring compression facilities. Such restrictions on our ability to sell our oil or natural gas have several adverse effects, including higher transportation costs, fewer potential purchasers (thereby potentially resulting in a lower selling price) or, in the event we were unable to market and sustain production from a particular lease for an extended time, possibly causing us to lose a lease due to lack of production.

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

None

ITEM 2.  PROPERTIES

The Company has acquired the following leases and mineral rights to recover oil and natural gas within the United States:

The Delhi Field - Richland Parish, Louisiana

In December 2006, the Company acquired mineral right leases on 1,400 acres in the Delhi Field, in Northeast Louisiana. The Company’s lease hold position encompasses a portion of approximately 13,636 acres comprising the Delhi Holt Bryant Unit and Delhi Mengel Unit. This field has produced since 1946.  Recently, oil production in this field has utilized secondary recovery in which water is injected into the reservoir to increase reservoir pressure and displace residual oil. The water from injection wells will increase reservoir pressure and physically sweep the displaced oil to adjacent production wells. Current production is 30 barrels of oil per day and increasing. The Company’s 2010 development program involved bringing into production 7 existing wells in the Delhi Mengel Sand. There are 4 infill drilling possibilities of proved but undeveloped opportunities in the Mengel Sand with an additional six development locations in the Z Sand provided capital exists.  Further, 5 existing wellbores were completed or converted to water injection wells which will enhance the efficiency of the water flood and increase production while allowing a higher percentage of residual oil to be produced. The company has a 95.8% Working Interest and 83.7% Net Revenue.

 The Marion Field - Union Parish, Louisiana

In December 2005, the Company acquired shallow mineral rights (down to 3,200 feet) on approximately 21,500 acres in Union Parrish, Louisiana, which is a natural gas field currently producing approximately 600 MCF a day from approximately 500 wells from the Arkadelphia Gas Zones sand. The wells are currently producing on 40 acre spacing.   The Company and third party engineers believe that there is great infill development drilling potential after drilling 4 wells on 20 acre spacing in 2008.  The field can be optimized at 10 acre spacing, creating a total of 800 eventual development opportunities.  The company forecasts a 300 well program for the next 4 and a half years.  The Marion field is part of the larger Monroe Gas Field which was the largest gas field in the United States in the early-to-mid 1900's. It is located in Northeast Louisiana, in Union Parish, which has 8,558 wells. The oil producing Smackover formation is also present within the leasehold. The Company has deep mineral rights (down to 9,500 feet) on approximately 8,000 acres of the 21,500 acres that will allow the Company to explore the deeper zones in the future when funds become available. The Company believes that a remedial program to fix the infrastructure from pipeline leakages to hub compressors can result in an increase in production.  The company has a 100% Working Interest and 75% Net Revenue Interest in this field.

Belton Field - Muhlenberg County, Kentucky

In April 2004, the Company purchased the mineral rights on approximately 3,008 acres in Muhlenberg County, an oil and gas province in the Illinois Basin, in west-central Kentucky. In 2006 and 2007, the Company leased the mineral rights to an additional 6,317 acres. Oil was discovered in this basin about 150 years ago. When the Company acquired the rights on the original 3,008 acres, the above-the-ground pumping and storage units had fallen into disrepair and the field was idle. The field was originally discovered in 1939 and developed to produce oil from shallow zones. The first well was completed in the McCloskey Limestone (TD 1,541’). Coal was discovered on the property and much of that coal was “mined-out” during strip mining operations. All mining operations ceased decades ago and the mines were reclaimed and are now pastures; however, a consulting geologist reports that coal reserves remain. Natural gas was discovered in the northwest corner of the field in the 1980’s and continued to produce natural gas until recently. There are four possible producing horizons on the property. These include (1) the New Albany Gas Shale; (2) the upper-Mississippian-period’s Jackson Sandstone that has significant gas indicated in two wells drilled on the northeast border of the property (the upper McCloskey zone); (3) the lower-Mississippian-period’s St. Genevieve Limestone (the oil-bearing McCloskey zone) and (4) a deep Silurian oil-bearing zone. The Company’s program in 2011 will consist of completing 3 existing wells in the New Albany Shale.  Further, the 2011-2012 drilling program includes the drilling of 72 New Albany Shale wells that are classified as Probable provided capital exists. The Company has a 100% working Interest and approximately 72.63% Net Revenue Interest in this field.

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

- A 50% Working Interest and 42% Net Revenue Interest in the  South Belridge Field, Kern County, California

- A 75% Working Interest and 50.51% Net Revenue Interest in the Days Creek Field,  Miller County, Arkansas

- A 24% Working Interest and 16.5% Net Revenue Interest in the Stephens Field at Smackover,  Ouachita County, Arkansas

- A 100% working interest in 1280 acres in the Hospah and Lone Pine Fields, Mckinley County New Mexico

The following table sets forth certain information regarding our developed and undeveloped lease acreage as of December 31, 2010. “Developed Acreage” refers to acreage on which wells have been drilled or completed to a point that would permit production of oil and natural gas in commercial quantities. “Undeveloped Acreage” refers to acreage on which wells have not been drilled or completed to a point that would permit production of oil and natural gas in commercial quantities whether or not the acreage contains proved reserves.

	Average
	Working	Developed Acreage		Undeveloped Acreage		Total Acreage
	Interest	Gross	Net	Gross	Net	Gross	Net
Marion-LA	100%	10,300	10,300	11,200	11,200	21,500	21,500
Delhi-LA	95.77%	520	498	880	843	1,400	1,341
Belton-KY	100%	110	110	9,215	9,215	9,325	9,325
Total		10,930	10,908	21,295	21,258	32,225	32,166

 Oil and Natural Gas Reserves

The reserves as of December 31, 2010 were derived from reserve estimates prepared by Blakely Engineering & Associates, LLC. The PV-10 value was derived using average prices throughout the calendar year, discounted at 10% per annum on a pretax basis, and is not intended to represent the current market value of the estimated oil and natural gas reserves owned by the Company.

The following table sets forth our estimated net proved oil and natural gas reserves and the PV-10 value of such reserves as of December 31, 2010 without considering future plug and abandonment costs.

Proved Reserves
Developed
Oil and condensate (Bbls)	69,600
Natural gas (MMcf)	596
Total proved reserves (BOE)	168,933
PV-10 Value	$1,898,950

(1)
The PV 10% Value as of December 31, 2010 is pre-tax and was determined by using the average of the preceding, 12-month-first-of-month product prices, which were $76.50 per Bbl for Oil and $4.24 MCF for gas pursuant to SEC guidelines.  Management believes that the presentation of PV-10 value may be considered a non-GAAP financial measure.  Therefore, we have included a reconciliation of the most directly comparable GAAP financial measure (standard measure of discounted net cash flows in Note 2 below).  Management believes that the presentation of PV-10 value provides useful information to investors because it is widely used by professional analysts and sophisticated investors in evaluating oil and natural gas companies. Because many factors that are unique to each individual company may impact the amount of future income taxes to be paid, the use of the pre-tax measure provides greater comparability when evaluating companies. It is relevant and useful to investors for evaluating the relative monetary significance of our oil and natural gas properties. Further, investors may utilize the measure as a basis for comparison of the relative size and value of our reserves to other companies.

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

(3)
In late 2009 Conquest implemented a water injection project in the Mengel formation at the Delhi Field.  However, due to the performance of the six existing producing wells as of January 1, 2010, we have not attempted to quantify any upside potential of the water injection project now in progress in the Mengel Sand.  There are potential undeveloped drilling locations in the Mengel Sand and Z Sand in the Delhi Field that were not included because of the SEC guidelines regarding available capital for the implementation of such projects.

(4)
Further, the Company has additional drilling locations in the Marion and Belton Fields that also cannot be valued and included because of the SEC guidelines regarding available capital for the implementation of such projects.

Productive Wells

Productive wells are producing wells or wells capable of production. This does not include water source wells, water injection wells or water disposal wells. Productive wells do not include any wells in the process of being drilled and completed that are not yet capable of production, but does include old productive wells that are currently shut-in, because they are still capable of production. The following table sets forth the number of productive oil and natural gas wells in which we owned an interest as of December 31, 2010.
	Total
	Gross	Net
Oil	10	8
Natural Gas	503	503
Total	513	511

Delivery Commitments

We are not obligated to provide a fixed and determinable quantity of oil or natural gas in the near future under existing contracts or agreements. Furthermore, during the last three years we had no significant delivery commitments.

Trademarks and Other Intellectual Property

The Company purchased exclusive North American rights for a non-conventional lateral drilling technology invented by Carl Landers, a Director of the Company from inception. The patents comprising this lateral drilling technology are: US Patent Number 5,413,184  Method and Apparatus for Horizontal Well Drilling  , issued May 9, 1995; US Patent Number 5,853,056  Method and Apparatus for Horizontal Well Drilling  , issued December 12, 1998; and US Patent Number 6,125,949  Method and Apparatus for Horizontal Well Drilling  , issued October 3, 2000. There can be no assurance that these patents and the related technology will perform to the Company’s expectations. Further, there can be no assurance that these patents and related technology do not infringe upon the intellectual property rights of others.  On April 16, 2009, the Company sold its Technology Patents to WES Technologies for $250,000 in cash and Promissory Note.

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

The Company sold oil and natural gas production representing more than 10% of its oil and natural gas revenues as follows:

	Twelve Months Ended December 31,
	2010	2009

Interconn Resources, Inc. (1)	60%	76%

Plains (1)	39%	22%

Countrymark	1%	2%

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

Health safety and disclosure regulation. We are subject to the requirements of the federal Occupational Safety and Health Act, or  “OSHA” and comparable state statutes. The OSHA hazard communication standard, the Emergency Planning and Community Right to Know Act and similar state statutes require that we organize and/or disclose information about hazardous materials stored, used or produced in our operations.

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

The following describes legal action being pursued against the Company outside the ordinary course of business:

•
In the suit, Raymond Thomas, et al. vs. Ashley Investment Company, et al., in the 5th Judicial District Court for Richmond Parish, Louisiana, numerous present and former owners of property were seeking damages in an unspecified amount for alleged soil, groundwater and other contamination, allegedly resulting from oil and gas operations of multiple companies in the Delhi Field in Richmond Parish, Louisiana over a time period exceeding fifty years. Originally consisting of 14,000 acres upon discovery of the field in 1952, the Company acquired an interest in leases covering 1,400 acres in 2006. Although the suit was filed in 2005, and was pending when the Company acquired its interest in 2006, as part of the acquisition terms, the Company agreed to indemnify predecessors in title, including its grantor, against ultimate damages related to the prior operations. As part of the Company’s purchase terms, a Site Specific Trust Account was established with the State of Louisiana Department of Natural Resources intended to provide funds for remediation of the lands involved in its acquired interest.  The lawsuit was settled in June 2009 with the Company being required to complete remediation of the alleged damages. To that time , the Company had spent $750,000 on legal fees and remediation.  Subsequently, the Company incurred and paid an additional $500,000 in clean-up costs.  At December 31, 2010, the Company had no accrual for remediation costs.  The Company does not anticipate additional remediation costs.

•
Vanguard Energy Services sued for $340,000 for use of their drilling rigs in 2006 and 2007.  The Company has settled the claims to include two sister Companies, Recompletion Finance Corporation and Edge Capital. Each party was mutually released. The lawsuit was settled with the cash payment of $160,000 and issuance of 500,000 shares of common stock during the year ended December 31, 2010.

•
In the suit, LFI Fort Pierce, Inc. d/b/a Labor Finders, our subsidiary Tiger Bend Drilling was sued for $284,988.  This has been expensed in 2007 and is reflected in our accounts payable in 2009 and 2008.   In connection with this suit, an additional a 25% attorney fees and interest are owed and have been accrued at September 30, 2010.  In October 2010 a settlement was finalized. The Company entered into an agreement with LFI Fort Pierce d/b/a Labor Finders on October 8, 2010.  The Company agreed to deliver a $150,000 Promissory Note at (8%) annum to be paid on October 8, 2011 the maturity date to Labor Finders. Also, the Company delivered a $25,000 Promissory Note at (8%) annum to be paid on October 8, 2010, the maturity date to John F. Aplin attorney for Labor Finders.  Labor Finders agreed to fully release Conquest and Tiger Bend Drilling from all judgments.  The Company also paid court costs to John F. Aplin in the amount of $951on October 8, 2010.  The company recognized a gain and wrote the liability amount down to the settlement amount at December 31, 2010.

•
The law firm Maloney Martin & Mitchell is seeking payment for services rendered with regards to the GEF/ South Belridge settlement.  At this point the amount and probability of payment will be determined based on receiving financing.  This amount has been accrued at December 31, 2010

•
During 2008 Bailey’s Repair Service, LLC filed a lawsuit against Tiger Bend Drilling, LLC for $22,932 for past due invoices.  A default judgment was filed in favor of Bailey’s on March 1, 2011. This amount has been accrued at December 31, 2010.

•
In a suit with Pannell Kerr Forster of Texas PC (AKA PKF Texas) and PKF (UK) LLP was seeking payment for services rendered.  This lawsuit was settled for a sum of $281,818, payable in 24 monthly installments.  If the Company defaults on monthly installment, the entire outstanding balance of $563,636 becomes due.  The Company defaulted on payments and is the process of negotiating an additional settlement. The default balance is accrued at December 31, 2010.

•
During 2009, Daugherty Trucking Service, et al filed liens against the Mud River property for non- payment for services rendered.  In 2010, Daugherty Trucking Services, et al were paid in full and all liens were released.

•
During 2009, a former employee filed a claim with the Texas Workforce Commission for back wages and severance pay.  The Texas Workforce Commission awarded $284,166 to be paid on behalf of the former employee and the wages and severance pay were accrued at December 31, 2010.  The Company has appealed the ruling with the Texas Workforce Commission which has been continued to August 22, 2011.  This amount has been accrued at December 31, 2010.

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

Further, at a committee meeting held among all defendants in the Delhi Environmental lawsuit, everyone agreed to allow McGowan to lead in the physical restoration efforts and defend against unreasonable claims. Additionally, a percentage of all costs expended for expert witnesses and other matters were allocated to each party. McGowan spent the money, from their own account; but, their effort to collect is now being disputed by Chevron, Total, and Anadarko. The current estimate is approximately $277,000; and, if McGowan is unable to collect, they will look to Conquest for payment. Conquest has already borne the costs for the physical restoration.  Both of the preceding matters are corporate obligations and will have no effect on the mortgage of the property. The Company does not think the probability of losing is likely.  The $277,000 was accrued at December 31, 2010.

•
July 6, 2010 R. R. Donnelley & Sons Company was granted a judgment in the amount of $6,013.  On October 11, 2010 The Company entered into an agreement with R. R. Donnelly whereby Donnelly accepted $5,330 to be paid $500 per month starting October 15, 2010 until balance is paid in full.  The first payment was made on October 15, 2010 and the Company continues to make payments monthly.

•
The Company through a contract with a former employee received a $100,000 Loan bearing interest at 18% per annum. The Company reached an overall global settlement involving the issuance of stock and an agreement to pay the interest on the loan on a monthly basis. Since May 2009, the Company has been making interest payments of $1,500 per month. The Company was unable to make the October 1, 2010; but, upon receipt of funds, paid the November 1, 2010 payment and the delinquent payment. Subsequently, the employee’s attorney sent a Demand Letter for full payment followed by a lawsuit seeking a judgment. In December of 2010, the employee filed a Motion for Nonsuit for dismissal of the case.  The default balance is accrued as of December 31, 2010.

•
June 7, 2010 Lou Fusz Sr. 2006 Partnership filed a claiming that the Company has breached a promissory note in the original principal amount of $700,000.  The litigation is being defended vigorously and intends to seek an out-of-court settlement. The default balance is accrued as of December 31, 2010.

•
October 2010 George Fine a prior consultant filed a lawsuit with Well Enhancement Service naming Conquest as a co-defendant. Conquest does not believe there is any basis for the company to be named in the lawsuit.

•
November 2006 Days Creek Operating Company entered into an operating agreement that set out the specifics by which Conquest would be responsible for its share of operating expenses in mutually owned oil and gas interest in the Days Creek Field.  The agreement was drafted by Days Creek Operating Company and its principals. The operating agreement gave the principals the right upon default by Conquest to take possession of The Companies interest and to convey said interest to themselves.  Days Creek Operating Company upon default of the Company took possession and filed a lawsuit for expenses and took possession of Conquests interest.  Conquest filed a third-party claim against the principals denying that it was in default and alleging cause of action for wrongful foreclosure, usury, and conversion.  Our expectation is that the Company will prevail in our countersuits which will more than offset Days Creek Operating Company’s claim.

ITEM 4.   REMOVED AND RESERVED

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not Applicable

ITEM 6.  SELECTED FINANCIAL DATA

Not Applicable

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

    The following is management’s discussion and analysis of certain significant factors that have affected certain aspects of the Company’s financial position and results of operations during the periods included in the accompanying audited consolidated financial statements. You should read this in conjunction with the discussion under “Financial Information” and the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K, for the years ended December 31, 2010 and 2009 and the unaudited consolidated financial statements included elsewhere herein.

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

Going Concern

As presented in the consolidated financial statements, the Company has incurred a net loss of $14,494,875 during the twelve months ended December 31, 2010, and losses are expected to continue in the near term. Current liabilities exceeded current assets by $26,442,973 and the accumulated deficit is $33,031,218 at December 31, 2010.  Amounts outstanding and payable to creditors are in arrears and the Company is in negotiations with certain creditors to obtain extensions and settlements of outstanding amounts. The Company is currently in default on most of its debt obligations and the Company has no future borrowings or funding sources available under existing financing arrangements. Management anticipates that significant additional capital expenditures will be necessary to develop the Company’s oil and natural gas properties, which consist primarily of proved reserves that are non-producing, before significant positive operating cash flows will be achieved.

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

Results of Operations

Twelve Months Ended December 31, 2010 Compared to the Twelve Months Ended December 31, 2009

Oil and Natural Gas Revenues: Oil and natural gas revenues for the twelve months ended December 31, 2010 and 2009 were $1,230,161 and $905,781, respectively, an increase of 35.8%.   This increase was attributed to oil and gas prices being higher in 2010 and production in fields was limited due to lack of funds for drilling.

License Fees, Royalties & Related Service Revenue: License fees, royalties and related services for the twelve months ended December 31, 2010 and 2009 were $15,000 and $9,000, respectively. The Company sold it technology to a third party during the second quarter of 2009 and does not anticipate any additional revenue relating to license fees.

Production and Lease Operating Expenses: Production and lease operating expenses for the twelve months ended December 31, 2010 and 2009 were $1,710,106 and $1,365,878, respectively, an increase of 25.2%.  This increase in expenses is due to funding received in the third and fourth quarter to begin substantial workover on wells in the Delhi fields.

Drilling Operating Expenses: Drilling operating expenses for the twelve months ended December 31, 2010 and 2009 were nill and nill, respectively.  The drilling Company sold its drilling rigs in 2006 and now only leases a rig and sub-contracts a crew for short periods of time when drilling wells for its own account and will not provide any drilling services to third parties.

Depletion, Depreciation and Amortization: Depletion, depreciation, and amortization for the twelve months ended December 31, 2010 and 2009 were $295,810 and $1,368,758, respectively, a decrease of $1,072,948.  The decrease was due to the decrease in depletion and depreciation of the reserve basis in the Marion and Belton fields.

Impairment of Oil and Natural Gas Properties. Impairment of oil and natural gas properties for 2010 and 2009 was $0 and $4,913,349, respectively.

General and Administrative Expense: General and administrative expenses for the twelve months ended December 31, 2010 and 2009 were $7,188,363 and $12,992,340, respectively.  This net decrease of $5,803,977 reflects no non-cash expenses for compensation for third party services, and reduction of overhead expenses.

Interest Expense, net: Interest expense, net for the twelve months ended December 31, 2010 and 2009 was $6,675,699 and $3,376,842, respectively. Interest expense increased due to amortization on discounts on debt in 2010.

Income Taxes: There is no provision for income tax recorded for either the 2010 or 2009 periods due to operating losses in both periods. The Company has available Federal income tax net operating loss (“NOL”) carry forwards of approximately $39 million at December 31, 2010. The Company’s NOL generally begins to expire in 2024. The Company recognizes the tax benefit of NOL carry forwards as assets to the extent that management believes that the realization of the NOL carry forward is more likely than not. The realization of future tax benefits is dependent on the Company’s ability to generate taxable income within the carry forward period. This valuation allowance is provided for all deferred tax assets.

Net Loss: The Company had net loss for the twelve months ended December 31, 2010 of $14,494,875 and a net loss of $23,262,729 for the same period in 2009 specifically due to reasons discussed above.

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

At December 31, 2010, the Company had a working capital deficit of $26,442,973 compared to a working capital deficit of $17,951,298 at December 31, 2009. Current liabilities increased to $27,389,362 at December 31, 2010 from $17,951,298 at December 31, 2009 primarily due to new loans from third parties in the third and fourth quarter of 2010 and balloon payments owed related to these loans.

Net cash used in operating activities totaled $3,238,849 and $3,030,792 for the twelve months ended December 31, 2010 and 2009, respectively. Net cash used in operating activities for the 2010 period consists primarily of the net loss from continuing operations of $14,494,875.

Net cash used in investing activities totaled $25,346 for the twelve months ended December 31, 2010, compared to cash used of $130,417 for the twelve months ended December 31, 2009. Net cash provided by investing activities for the 2010 period consists primarily of proceeds from sale of fixed assets offset by the purchase of fixed assets.

Net cash provided by financing activities totaled $3,250,081 for the twelve months ended December 31, 2010, compared to $3,183,520 for the twelve months ended December 31, 2009. Net cash provided by financing activities for the 2010 period consists of funds provided by BlueRock for the Marion Field Expenses and other borrowings.

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

Recently Issued Accounting Pronouncements

Recent Accounting Pronouncements

In October 2009, the FASB issued FASB ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements,” which is now codified under FASB ASC Topic 605, “Revenue Recognition.” This ASU establishes a selling price hierarchy for determining the selling price of a deliverable; eliminates the residual method of allocation and requires arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method; and requires a vendor determine its best estimate of selling price in a manner consistent with that used to determine the selling price of the deliverable on a standalone basis. The ASU also significantly expands the required disclosures related to a vendor’s multiple-deliverable revenue arrangements. FASB ASU No. 2009-13 was effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. This ASU is not expected to have an effect on the timing of revenue recognition and our consolidated results of operations or cash flows.

In October 2009, the FASB issued FASB ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements,” which is now codified under FASB ASC Topic 985, “Software.” This ASU changes the accounting model for revenue arrangements which include both tangible products and software elements, providing guidance on how to determine which software, if any, relating to the tangible product would be excluded from the scope of the software revenue guidance. FASB ASU No. 2009-14 was effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. This ASU is not expected to have an effect on the timing of revenue recognition and our consolidated results of operations or cash flows.

In January 2010, the FASB issued FASB ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements,” which is now codified under FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” This ASU will require additional disclosures regarding transfers in and out of Levels 1 and 2 of the fair value hierarchy, as well as a reconciliation of activity in Level 3 on a gross basis (rather than as one net number). The ASU also provides clarification on disclosures about the level of disaggregation for each class of assets and liabilities and on disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. FASB ASU No. 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures requiring a reconciliation of activity in Level 3. Those disclosures will be effective for interim and annual periods beginning after December 15, 2010. The adoption of the portion of this ASU effective after December 15, 2009, as well as the portion of the ASU effective after December 15, 2010, did not have an impact on our consolidated financial position, results of operations or cash flows.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In December 2010, the FASB issued FASB ASU No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts,” which is now codified under FASB ASC Topic 350, “Intangibles — Goodwill and Other.” This ASU provides amendments to Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not a goodwill impairment exists. When determining whether it is more likely than not an impairment exists, an entity should consider whether there are any adverse qualitative factors, such as a significant deterioration in market conditions, indicating an impairment may exist. FASB ASU No. 2010-28 is effective for fiscal years (and interim periods within those years) beginning after December 15, 2010. Early adoption is not permitted. Upon adoption of the amendments, an entity with reporting units having carrying amounts which are zero or negative is required to assess whether is it more likely than not the reporting units’ goodwill is impaired. If the entity determines impairment exists, the entity must perform Step 2 of the goodwill impairment test for that reporting unit or units. Step 2 involves allocating the fair value of the reporting unit to each asset and liability, with the excess being implied goodwill. An impairment loss results if the amount of recorded goodwill exceeds the implied goodwill. Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. This ASU is not expected to have any material impact to our future financial statements.

In December 2010, the FASB issued FASB ASU No. 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations,” which is now codified under FASB ASC Topic 805, “Business Combinations.” A public entity is required to disclose pro forma data for business combinations occurring during the current reporting period. This ASU provides amendments to clarify the acquisition date to be used when reporting the pro forma financial information when comparative financial statements are presented and improves the usefulness of the pro forma revenue and earnings disclosures. If a public company presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) which occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The supplemental pro forma disclosures required are also expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. FASB ASU No. 2010-29 is effective on a prospective basis for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. The adoption of this ASU will not have a material effect on our consolidated financial position, results of operations or cash flows.

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

The net capitalized costs of proved oil and natural gas properties are subject to an impairment test based on the undiscounted future net reserves from proved oil and natural gas reserves based on current economic and operating conditions. Impairment of an individual producing oil and natural gas field is first determined by comparing the undiscounted future net cash flows associated with the proved property to the carrying value of the underlying property. If the cost of the underlying property is in excess of the undiscounted future net cash flows the carrying cost of the impaired property is compared to the estimated fair value and the difference is recorded as an impairment loss. Management’s estimate of fair value takes into account many factors such as the present value discount rate, pricing, and when appropriate, possible and probable reserves when justified by economic conditions and actual or planned drilling or other development activities.

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

For unproved property costs, management reviews these investments for impairment on a property-by-property basis if a triggering event should occur that may suggest that impairment may be required.

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

Earnings per share

Basic earnings per share are computed using the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilutive effects of common stock equivalents such as options, warrants and convertible securities. Due to the Company incurring a net loss from continuing operations, basic and diluted loss per share are the same for the years ended December 31, 2010 and 2009 as all potentially dilutive common stock equivalents are anti-dilutive.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Conquest Petroleum Incorporated

We have audited the accompanying consolidated balance sheets of Conquest Petroleum Incorporated (formerly Maxim TEP, Inc.) (the “Company”) as of December 31, 2010 and 2009 and the related consolidated statements of operations, cash flows and stockholders’ deficit for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Conquest Petroleum Incorporated as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

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

/s/ M&K CPAS, PLLC
www.mkacpas.com
Houston, Texas
April 14, 2011

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

Conquest Petroleum Incorporated
Consolidated Balance Sheets
As of December 31, 2010 and 2009

	December 31,	December 31,
	2010	2009

Assets
Current assets:
Cash and cash equivalents	$75,699	$89,813
Accounts receivable	111,928	27,351
Certificate of deposit, restricted	287,876	-
Restricted cash	400,000	-
Other receivables	22,940	32,464
Prepaid expenses and other current assets	47,946	90,620

Total current assets	946,389	240,248

Oil and natural gas properties (successful efforts method of accounting):
Proved	3,903,407	4,194,381
Unproved	172,796	172,796
	4,076,203	4,367,177

Less accumulated depletion, depreciation and amortization	(3,236,504)	(3,035,497)

Oil and natural gas properties, net	839,699	1,331,680

Property and equipment:
Land	112,961	112,961
Buildings	215,445	215,445
Property improvements	244,025	244,025
Office equipment and computers	34,039	31,489
Furniture and fixtures	22,937	22,937
Field service vehicles and equipment	342,923	484,782
Drilling equipment	93,096	137,600
Total property and equipment	1,065,426	1,249,239
Less accumulated depreciation	(417,411)	(409,798)
Property and equipment, net	648,015	839,441

Other assets	225,006	540,802

Total assets	$2,659,109	$2,952,171

Conquest Petroleum Incorporated
Consolidated Balance Sheets (Continued)

	December 31,	December 31,
	2010	2009

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$2,452,238	$2,530,614
Interest payable	1,386,658	921,301
Accrued payroll and related taxes and benefits	1,338,161	944,375
Accrued liabilities	831,575	695,902
Derivative liability	6,797	107,425
Production payment payable, current in default	9,243,325	7,853,620
Notes payable	612,500	414,713
Notes payable, in default	625,000	625,000
Related party notes payable, net of discount, in default	7,370,333	-
Related party notes payable, net of discount	2,822,775	3,373,596
Convertible notes payable to related parties, net of discount in default	700,000	725,000

Total current liabilities	27,389,362	18,191,546

Deferred revenue	45,000	60,000
Asset retirement obligation	1,519,600	1,923,883

Total liabilities	28,953,962	20,175,429

Stockholders’deficit:
Preferred stock, $0.00001 par value; 50,000,000 shares
authorized; 545,454 and 545,454 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	5	5
Common stock, $0.00001 par value; 250,000,000 shares
authorized;44,715,528 and 39,545,867 shares issued and 44,714,689 and 39,545,028 shares outstanding at December 31, 2010 and December 31, 2009, respectively	450	395
Stock payable	2,332,525	2,264,093
Stock held in escrow	(447,287)	(5,100,800)
Additional paid-in capital	104,850,672	104,149,392
Accumulated deficit	(133,031,218)	(118,536,343)
Treasury stock, at cost (839) shares held at
December 31, 2010 and December 31, 2009, respectively	-	-

Total stockholders’ deficit	(26,294,853)	(17,223,258)

Total liabilities and stockholders’ deficit	$2,659,109	$2,952,171

 See accompanying notes to consolidated financial statements

Conquest Petroleum Incorporated
Consolidated Statements of Operations
For The Years Ended December 31, 2010 and 2009

	Years Ended December 31,
	2010	2009
Revenues:
Oil and natural gas revenues	$1,230,161	$905,781

License fees, royalties and related services	15,000	9,000

Total revenues	1,245,161	914,781

Cost and expenses:
Production and lease operating expenses	1,710,106	1,365,878
Depletion, depreciation and amortization	295,810	1,368,758
Revenue sharing royalties	-	1,647
Impairment of oil and natural gas properties	-	4,913,349
Impairment of fixed assets	115,600	-
Accretion of asset retirement obligation	166,886	60,469
General and administrative expenses	7,188,363	12,992,340

Total costs and expenses	9,476,765	20,702,441

Loss from operations	(8,231,604)	(19,787,660)

Other income (expense):
Interest expense, net	(6,675,699)	(3,367,842)
Gain on sale of assets	7,027	21,240
Gain on settlements, net	49,608	100,000
Change in value of derivative	100,628	(107,425)
Other miscellaneous income (expense), net	255,165	(121,042)

Total other income (expense), net	(6,263,271)	(3,475,069)

Net loss	$(14,494,875)	$(23,262,729)

Net loss per common share
Basic and diluted	$(0.33)	$(1.13)

Weighted average common shares outstanding:
Basic and diluted	43,349,690	20,535,343

See accompanying notes to consolidated financial statements

Conquest Petroleum Incorporated
Consolidated Statements of Stockholders’ Deficit
For the Years Ended December 31, 2010 and 2009

					Additional			Stock		Total
	Preferred Stock		Common Stock		Paid-In		Accumulated	Held In	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock Payable	Deficit	Escrow	Stock	Deficit
Balance at December 31, 2008	545,454	$5	12,785,987	128	$87,523,630	1,436,880	$(95,273,614)		$(322,203)	$(6,635,174)

Rounding to difference due to stock split	-	-	133	-	-	-	-	-	-	-

Common stock issued for services, employees	-	-	6,150,846	61	3,923,720	-	-	-	-	3,923,781

Common stock issued for services, non-employees	-	-	1,996,634	20	3,703,085	-	-	-	-	3,703,105

Common stock issued for note conversion, related party	-	-	1,242,128	12	169,965	-	-	-	-	169,977

Common stock issued for note conversion	-	-	2,025,000	20	303,730	-	-	-	-	303,750
										-
Common stock issued to escrow related to N/P	-	-	5,000,000	50	4,619,950	-	-	(4,620,000)	-	-
										-
N/P issued with stock attached	-	-	1,200,000	12	359,988	-	-	-	-	360,000

Common stock issued to convert accounts payable	-	-	100,000	1	14,609	-	-	-	-	14,610

Common stock issued for accrued payroll	-	-	5,999,407	60	814,355	-	-	-	-	814,415

Shares issued for anti-dilution clause	-	-	3,045,732	31	546,573	-	-	-	-	546,604

Common stock options granted to employees for services	-	-	-	-	66,605	-	-	-	-	66,605

Common stock warrants granted for services	-	-	-	-	38,005	-	-	-	-	38,005

Treasury stock issued for services and stock payable	-	-	-	-	2,065,177	(686,880)	-	-	322,203	1,700,500

Shares owed due to anity-dilution clause on note payable agreement	-	-	-	-	-	784,093	-	(480,800)	-	303,293

Shares owed for lawsuit settlement	-	-	-	-	-	30,000	-	-	-	30,000

Shares owed for consulting agreement	-	-	-	-	-	700,000	-	-	-	700,000

Net loss	-	-	-	-	-	-	(23,262,729)	-	-	(23,262,729)

Balance at December 31, 2009	545,454	$5	39,545,867	$395	$104,149,392	$2,264,093	$(118,536,343)	$(5,100,800)	$-	$(17,223,258)

See notes to consolidated financial statements.

Conquest Petroleum Incorporated
Consolidated Statements of Stockholders’ Deficit
For the Years Ended December 31, 2010 and 2009

					Additional			Stock		Total
	Preferred Stock		Common Stock		Paid-In		Accumulated	Held In	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock Payable	Deficit	Escrow	Stock	Deficit

Balance at December 31, 2009	545,454	5	39,545,867	395	104,149,392	2,264,093	(118,536,343)	(5,100,800)		(17,223,358)

Shares issued for services	-	-	3,000	1	284	-	-	-	-	285

Shares owed for services	-	-	-	-	-	53	-	-	-	53

Anti-dilution shares issued	-	-	166,661	2	26,048	(26,050)	-	-	-	-

Common Stock shares issued for lawsuit settlement	-	-	500,000	7	44,993	(30,000)	-	-	-	15,000

Shares issued to note holder as inducement on debt and shares issued to escrow in case of default	-	-	4,500,000	45	629,955	-	-	(420,000)	-	210,000

Shares owed due to anti-dilution clause for escrow shares held in case of default	-	-	-	-	-	27,287	-	(27,287)	-	-

Escrow shares issued due to default on Note	-	-	-	-	-	-	-	4,620,000	-	4,620,000

Escrow shares owed due to default on Note	-	-	-	-	-	29,327	-	480,800	-	510,127

Shares owed for anti-dilution clause	-	-	-	-	-	67,815	-	-	-	67,815

Net loss	-	-	-	-	-	-	(14,494,875)	-	-	(14,494,875)

Balance at December 31, 2010	545,454	$5	44,715,528	$450	$104,850,672	$2,332,525	$(133,031,218)	$(447,287	$-	$(26,294,853)

See notes to consolidated financial statements.

Conquest Petroleum Incorporated
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2010 and 2009

	Years Ended December 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(14,494,875)	$(23,262,729)
Adjustments to reconcile net loss to cash used in operating activities:
Depletion, depreciation and amortization	295,810	1,356,884
Accretion of asset retirement obligation	166,886	60,469
Gain on lawsuit settlement	(64,608)	(100,000)
Loss on sale of assets	1,464	136,869
Impairment of oil and gas property	115,600	4,913,349
Amortization of debt discount, related party	-	30,308
Amortization of debt discount	4,438,871	1,389,386
Amortization of deferred financing costs	10,855	11,874
Write off drilling on unproved property	-	283,100
Change in fair value of derivative liabilities	(100,628)	107,425
Common stock owed for services	52	700,000
Common stock owed due to anti-dilution clause in N/P agreement	-	303,293
Common stock issued related to anti-dilution clause	67,815	546,604
Common stock issued for settlement	15,000	3,703,105
Common stock warrants issued for services	-	38,005
Treasury stock issued for services	-	1,700,500
Options issued for services	-	66,605
Common stock issued for services, employees	285	3,923,781
Bad debt expense	10,000	16,000
Gain on sale of fixed assets	-	(21,240)
Escrow shares issued to GEF	4,620,000	-
Additional shares owed to GEF	510,127	-
Amortization of deferred revenue	(15,000)	(5,000)
Notes issued for settlement	275,000	-
Changes in operating assets and liabilities:
Other assets	(403,835)	-
Prepaid expenses and other current assets	42,674	117,094
Accounts payable and accrued expenses	1,344,711	800,963

Net cash used in operating activities	(3,238,849)	(3,030,792)

Cash flows from investing activities:

Cash paid for purchase of oil and gas assets	-	(8,752)
Cash paid for purchase of fixed assets	(30,346)	(262,639)
Proceeds from sale of fixed assets	5,000	115,974
Proceeds from disposition of oil & gas properties		25,000

Net cash provided by investing activities	(25,346)	(130,417)
Cash flows from financing activities:

Proceeds from borrowings on production payable	859,440	548,828
Proceeds - issuance of notes payable - related parties	2,500,000	2,680,000
Principal payments on notes payable - related parties	(109,359)	(45,308)

Common stock offering costs
Net cash provided by financing activities	3,250,081	3,183,520

See notes to consolidated financial statements.

	Years Ended December 31,
	2010	2009
(Decrease)/Increase cash equivalents	$(14,114)	22,311

Cash and cash equivalents - beginning of year	89,813	67,502

Cash and cash equivalents - end of year	75,699	89,813

Supplementary cash flow information:
Cash paid for interest	-	-

Common stock issued to convert accounts payable		14,610
Common stock issued to convert notes payable		303,750
Common stock issued to convert notes payable, related party		169,977
Common stock issued to convert accrued payroll		814,415
Common stock issued to escrow due to notes payable agreement		4,620,000
Treasury stock issued for stock payable		686,880
Accounts payable converted to notes payable		414,713
Shares issued to GEF that were accrued in stock payable	26,050
Shares issued for lawsuit settlement previously accrued	30,000
Shares issued with GEF note #3	210,000
Shared held in escrow related to GEF note #3	420,000
Shares owed to escrow related to anti-dilutive provision on GEF note #3	27,287
Adjustment and ARO related to change in estimate	306,779	22,773

See notes to consolidated financial statements.

Conquest Petroleum Incorporated and Subsidiaries
Notes to the Consolidated Financial Statements

Note 1 –	Financial Statement Presentation

Organization and nature of operations

CONQUEST PETROLEUM INCORPORATED, formerly Maxim TEP, Inc. was formed in 2004 as a Texas corporation to acquire, develop, produce and exploit oil and natural gas properties. The Company’s major oil and natural gas properties are located in Louisiana and Kentucky. The Company’s executive offices are located in Houston, Texas.  At the annual shareholder’s meeting in June, 2009, the shareholders approved the change of Maxim TEP, Inc. to Conquest Petroleum Incorporated to more closely identify the Company as an independent oil and gas company and approved a 10-for-1 reverse stock split.  On August 5, 2009, after approval from the regulatory agencies, the name change to Conquest Petroleum Incorporated and the 10-for-1 reverse stock split became effective.  In connection with the 10-for-1 reverse stock split and name change, the new trading symbol has been changed from (OTCBB: MTIM) to (OTCBB: CQPT).

Going concern

As presented in the consolidated financial statements, the Company has incurred a net loss of $14,494,875 during the twelve months ended December 31, 2010, and losses are expected to continue in the near term. Current liabilities exceeded current assets by $26,442,973 and the accumulated deficit is $133,031,218 at December 31, 2010.  Amounts outstanding and payable to creditors are in arrears and the Company is in negotiations with certain creditors to obtain extensions and settlements of outstanding amounts. The Company is currently in default on most of its debt obligations and the Company has no future borrowings or funding sources available under existing financing arrangements. Management anticipates that significant additional capital expenditures will be necessary to develop the Company’s oil and natural gas properties, which consist primarily of proved reserves that are non-producing, before significant positive operating cash flows will be achieved.
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

Derivative Instruments

We have evaluated Topic Number 815 in determining whether the Company has a derivative related to warrants issued in the year ended December 31, 2009. The literature applies to the Company for certain freestanding warrants that contain exercise price adjustment features known as down round provisions.  Based on the guidance we have concluded these instruments are required to be accounted for as derivatives effective upon issuance of the warrants in 2009.

We have recorded the fair value of the warrants that are classified as derivative liabilities in our balance sheet at fair value with changes in the value of these derivatives reflected in the consolidated statements of operations as gain or loss on derivative liabilities.  These derivative instruments are not designated as hedging instruments.

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

The Company utilizes various types of financing to fund its business needs, including debt with warrants attached and other instruments indexed to its stock.  The Company reviews its warrants and conversion features of securities issued as to whether they are freestanding or contain an embedded derivative and if so, whether they are classified as a liability at each reporting period until the amount is settled and reclassified into equity with changes in fair value recognized in current earnings.  At December 31, 2010, the Company has 1,500,000 warrants to purchase common stock, the fair values of which are classified as a liability.

Inputs used in the valuation to derive fair value are classified based on a fair value hierarchy which distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs).  The hierarchy consists of three levels:

•	Level One – Quoted market prices in active markets for identical assets or liabilities;
•	Level Two – Inputs other than level one inputs that are either directly or indirectly observable; and
•	Level Three – Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Determining which category an asset or liability falls within the hierarchy requires significant judgment.  The company evaluates its hierarchy disclosures each quarter.  The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with the warrants to purchase common stock (discussed above).  The Company classifies the fair value of the derivative liability under level three. The fair value of the derivative liability was calculated using the Black-Scholes model.  Under the Black-Scholes model using an expected life of 1.5 years, volatility of 212.65% and a risk-free interest rate of .61%, the Company determined the fair value of the derivative liability to be $6,797 as of December 31, 2010.

The following shows the changes in the derivative liability measured on a recurring basis for the year ended December 31, 2010

Loss on derivative liability for 2009	$107,425)

Derivative liability as of December 31, 2009	$107,425

Gain on derivative for 2010	(100,628)

Derivative liability as of December 31, 2010	$6,797

The following table presents all assets that were measured and recognized at fair value as of December 31, 2009, and for the twelve months then ended on a non-recurring basis. The assets shown below were presented at fair value due to the impairment analysis indicating an estimated fair value below the carrying value for the proved oil and gas properties.

Fair value of assets measured and recognized at fair value on a non-recurring basis as of December 31, 2009 were as follows:

As of December 31, 2009 and for the year then ended:
				Total
				Realized (Loss	Total
Description	Level 1	Level 2	Level 3	due to valuation)	Unrealized (Loss)
Proved Properties (net)	$-	$-	$1,158,884	$(4,913,349)	$-
Totals	$-	$-	$1,158,884	$(4,913,349)	$-

The Company valued the Proved Properties at their fair value in accordance with the applicable FASB standard due to the impairment indicators prevalent as of December 31, 2009. The inputs that were used in determining the fair value of these assets were Level 3 inputs. These inputs consist of but are not limited to the following: estimates of reserve quantities, estimates of future production costs and taxes, estimates of consistent pricing of commodities, 10% discount rate, etc. Impairment expense was recorded at the amount the carrying value of the assets exceeded their estimated fair values as of December 31, 2009. No assets were valued at fair value on a non-recurring basis as of December 31, 2010.

Recent Accounting Pronouncements

Recent Accounting Pronouncements

In October 2009, the FASB issued FASB ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements,” which is now codified under FASB ASC Topic 605, “Revenue Recognition.” This ASU establishes a selling price hierarchy for determining the selling price of a deliverable; eliminates the residual method of allocation and requires arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method; and requires a vendor determine its best estimate of selling price in a manner consistent with that used to determine the selling price of the deliverable on a standalone basis. The ASU also significantly expands the required disclosures related to a vendor’s multiple-deliverable revenue arrangements. FASB ASU No. 2009-13 was effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. This ASU is not expected to have an effect on the timing of revenue recognition and our consolidated results of operations or cash flows.

In October 2009, the FASB issued FASB ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements,” which is now codified under FASB ASC Topic 985, “Software.” This ASU changes the accounting model for revenue arrangements which include both tangible products and software elements, providing guidance on how to determine which software, if any, relating to the tangible product would be excluded from the scope of the software revenue guidance. FASB ASU No. 2009-14 was effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. This ASU is not expected to have an effect on the timing of revenue recognition and our consolidated results of operations or cash flows.

In January 2010, the FASB issued FASB ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements,” which is now codified under FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” This ASU will require additional disclosures regarding transfers in and out of Levels 1 and 2 of the fair value hierarchy, as well as a reconciliation of activity in Level 3 on a gross basis (rather than as one net number). The ASU also provides clarification on disclosures about the level of disaggregation for each class of assets and liabilities and on disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. FASB ASU No. 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures requiring a reconciliation of activity in Level 3. Those disclosures will be effective for interim and annual periods beginning after December 15, 2010. The adoption of the portion of this ASU effective after December 15, 2009, as well as the portion of the ASU effective after December 15, 2010, did not have an impact on our consolidated financial position, results of operations or cash flows.

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

These significant estimates are based on current assumptions that may be materially affected by changes to future economic conditions such as the market prices received for sales of volumes of oil and natural gas, interest rates, the fair value of the Company’s common stock and corresponding volatility, and the Company’s ability to generate future taxable income. Future changes to these assumptions may affect these significant estimates materially in the near term.

Major Customers
The Company sold oil and natural gas production that composed material concentrations of its oil and natural gas revenues as follows:

	Twelve Months Ended December 31,

	2010	2009

Interconn Resources, Inc. (1)	60%	76%

Plains (1)	39%	22%

Countrymark	1%	2%

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

These significant estimates are based on current assumptions that may be materially affected by changes to future economic conditions such as the market prices received for sales of volumes of oil and natural gas, interest rates, the fair value of the Company’s common stock and corresponding volatility, and the Company’s ability to generate future taxable income. Future changes to these assumptions may affect these significant estimates materially in the near term.

Oil and natural gas properties

The Company accounts for its oil and natural gas properties using the successful efforts method of accounting. Under this method, all costs associated with property acquisitions, all development wells, and asset retirement obligation assets are capitalized. Additionally, interest is capitalized while wells are being drilled and the underlying property is in development. Costs of exploratory wells are capitalized pending determination of whether each well has resulted in the discovery of proved reserves. Oil and natural gas mineral leasehold costs are capitalized as incurred. Items charged to expense generally include geological and geophysical costs, costs of unsuccessful exploratory wells, and oil and natural gas production costs. Capitalized costs of proved properties including associated salvage are depleted on a well-by-well or field-by-field (common reservoir) basis using the units-of-production method based upon proved producing oil and natural gas reserves. The depletion rate is the current period production as a percentage of the total proved producing reserves. The depletion rate is applied to the net book value of property costs to calculate the depletion expense. Proved reserves materially impact depletion expense. If the proved reserves decline, then the depletion rate (the rate at which we record depletion expense) increases, reducing net income.  Dispositions of oil and natural gas properties are accounted for as adjustments to capitalized costs with gain or loss recognized upon sale.  A gain (loss) is recognized to the extent the sales price exceeds or is less than original cost or the carrying value, net of impairment.  Oil and natural gas properties are also subject to impairment at the end of each reporting period. Unproved property costs are excluded from depletable costs until the related properties are developed. See impairment discussed in “Long-lived assets and intangible assets” below.

We depreciate other property and equipment using the straight-line method based on estimated useful lives ranging from five to ten years.

Long-lived assets and intangible assets

The Company accounts for intangible assets in accordance with the applicable FASB standard.   Intangible assets that have defined lives are subject to amortization over the useful life of the assets. Intangible assets held having no contractual factors or other factors limiting the useful life of the asset are not subject to amortization but are reviewed at least annually for impairment or when indicators suggest that impairment may be needed.  Intangible assets are subject to impairment review at least annually or when there is an indication that an asset has been impaired

For unproved property costs, management reviews these investments for impairment on a property-by-property basis if a triggering event should occur that may suggest that impairment may be required.

The Company recorded impairment expense of $4,913,349 for 2009 in determining that the Delhi Field, Belton Field and Marion Field required impairment.  An impairment of $115,600 fixed assets of $115,600 took place during the year ended December 31, 2010.

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of the asset, including any intangible assets associated with that asset, exceeds its estimated future undiscounted net cash flows, the Company will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value. The fair value used to calculate the impairment for producing oil and natural gas field that produces from a common reservoir is first determined by comparing the undiscounted future net cash flows associated with total proved properties to the carrying value of the underlying evaluated property. If the cost of the underlying evaluated property is in excess of the undiscounted future net cash flows, the future net cash flows are discounted at 10%, which the Company believes approximates fair value, to determine the amount of impairment.

Other Assets

The Company recorded other assets of $50,000 notes receivable from Well Enhancement Services for the lateral technology due August 1, 2012. Interest payments are paid quarterly.

Also, The Company posted a SSTA in the amount $165,150 for a well deposit on the Delhi Field and has a CD for the Axiom Field.
Both are required by the Louisiana Office of Conservation.

Other Assets:
	2010	2009
Investment in Technology	6,978	6,978
Notes Receivable	50,000	60,000
Security Deposit	165,150	170,286
Deferred Financing Costs	-	10,855
Certificate of Deposit - Long Term	-	289,905
Deposits	2,878	2,778
Total	225,006	540,802

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

The following table is a reconciliation of the ARO liability for continuing operations for the twelve months ended December 31 2010 and 2009:

	December 31,	December 31,
	2010	2009

Asset retirement obligation at beginning of period	$1,923,883	$1,840,641
Revisions to previous estimates	(571,169)	22,773
Accretion expense	166,886	60,469

Asset retirement obligation at end of period	$1,519,600	$1,923,883

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

The Company recognized stock-based compensation expense from annual stock granted to employees for the twelve months ended December 31, 2009 of $3,923,781 and December 31, 2010 was $285.  The Company recognized stock-based compensation expense from stock granted to non-employees for the twelve months ended December 31, 2009 of $3,703,105 and December 31, 2010 $15,000.   The Company recognized stock-based compensation expense from options granted to employees for the twelve months ended December 31, 2009 of $66,605 and December 31, 2010 the amount was $0.  The Company recognized stock-based compensation expense from warrants granted to non-employees for the twelve months ended December 31, 2009 of $38,005 and December 31, 2010 was $0.

Earnings per share

Basic earnings per share are computed using the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilutive effects of common stock equivalents such as options, warrants and convertible securities. Due to the Company incurring a net loss from continuing operations during the twelve months ended December 31, 2010 and 2009, basic and diluted loss per share are the same as all potentially dilutive common stock equivalents are anti-dilutive.

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

On January 1, 2009, the Company adopted Topic No. 815, and as a result the 1,500,000 warrants issued by the Company containing exercise price reset provisions, were classified as a derivative liability as of August 21, 2009 as these warrants were not deemed to be indexed to the Company’s own stock.  These warrants had an exercise price of $7.50 at issuance and expire in August 2012. The exercise price was ratcheted down to $5.47 at December 31, 2010 based on the ratchet provisions in the warrant agreement.   Also, as a part of the agreement, an additional 557,448 warrants were available to be exercised by YA global.  This totals 2,057,448 warrants due to the anti-dilution provision as of December 31, 2010.   As of December 31, 2010 and December 31, 2009, the fair value of these warrants was $6,797 and $107,425, respectively.  The change in fair value during the period ended December 31, 2010 and 2009 was $(100,628) and $107,425 and was recorded as a derivative loss and gain in the accompanying Consolidated Statements of Operations.

Note 4 –	Debt

Notes payable not including production notes consists of the following at December 31, 2010 and December 31, 2009:

	December 31,	December 31,
	2010	2009

Notes payable	$612,500	$414,713
Notes payable, in default	625,000	625,000
Related party notes payable, net of discount , in default	7,370,333	-
Related party notes payable, net of discount	4,675,000	7,454,692
Convertible notes payable, related party	700,000	725,000

	13,982,833	9,219,405

Less unamortized debt discount	(1,852,225)	(4,081,096)

	12,130,608	5,138,309
Less current maturities:
Current portion, non-convertible	(11,430,608)	(5,138,309)
Current Portion, convertible notes payable, related party, net of discount	(700,000)	(725,000)

	-	-

The Company has a note payable for a loan taken in 2005 from an individual investor aggregating $400,000 at December 31, 2010. This note payable matured on September 30, 2007 bearing interest at fixed rate of 18%.  Interest will accrue from the note issue date and is due and payable either at maturity or quarterly or semi-annually until maturity.  The Company is in default on this note as of December 31, 2010. This note payable in default is accruing interest at an additional 10% (28% total) and additional late fees may apply.  This note payable is unsecured.   Texas usury laws prevent interest rates above 18% and as such, the Company has not accrued interest above the 18% limit.  Accrued interest on this note as of December 31, 2010 is $252,000.

During 2008, the Company borrowed $100,000 from an individual at an interest rate of 18% with maturity date of April 2, 2010. Simple interest accrues from the note issue date and is due and payable monthly.  This note is in default at December 31, 2010. No accrued interest is due on this note as of December 31, 2010.

During 2008, the Company borrowed $100,000 from an individual at an interest rate of 15% with a one year maturity.   Simple interest accrues from the note issue date and is due and payable monthly.  This note is in default at December 31, 2010. No accrued interest is due on this note as of December 31, 2010.

During 2009, the Company borrowed $25,000 due and payable on December 31, 2009 at an interest rate of 8%.   Simple interest accrues from the note issue date and is due and payable either at maturity or quarterly or semi-annually until maturity.  This note is in default at December 31, 2010. Accrued interest on this note as of December 31, 2010 is $4,750.

During 2009, the Company borrowed $25,000 due and payable on December 31, 2009 from a related party at an interest rate of 8%. Simple interest accrues from the note issue date and is due and payable either at maturity or quarterly or semi-annually until maturity.  This note is convertible into common stock at the greater of the closing price on the date of conversion, or one cent.  During the quarter ended June 30, 2010, the Company repaid this note in the amount of $25,000 plus interest in the amount of $1,173.

During 2009, the Company borrowed $1,500,000 due and payable on June 30, 2010 from a related party at an interest rate of 15%.  Simple interest accrues from the note issue date and is due and payable at maturity. This funding was restricted funds to bring the Delhi field wells back into production and settle certain liabilities related to an environmental claim.   The Company issued 200,000 shares of common stock as an inducement to the lender.  The 200,000 shares were valued at the closing price on the date of issuance equaling a total of $300,000.  This value was taken as a discount on debt. The discount is being amortized over the life of the note according to the effective interest method. The Company received $1,477,271 of the total $1,500,000 funds related to the note. The difference of $22,729 was paid for offering costs associated with the loan.  These costs have been capitalized and are being amortized according to the effective interest method over the life of the loan.  Amortization for the period ended December 31, 2010 was $10,855.  This note is in default at December 31, 2010.  In accordance with the terms of the agreement, 3,000,000 shares previously held in escrow were issued to the lender due to the default.  The shares were valued at the inception of the agreements in 2009 at $4,500,000

and were expensed in the quarter ended June 30, 2010 upon default.   Due to the anti-dilution provision of the agreement 3,398,172 additional shares were also expensed at the value of $480,800 calculated periodically whenever a diluting event occurred prior to default.
Accrued interest on this note as of December 31, 2010 is $337,808.

During 2009, the Company borrowed an additional $1,000,000 from this related party that was due and payable on October 31, 2010 at an interest rate of 15%.  Simple interest accrues from the note issue date and is due and payable at maturity. This funding was restricted funds to bring the Delhi field wells back into production and settle certain liabilities related to an environmental claim.  The Company issued 1,000,000 shares of common stock as an inducement to the lender, valued at the closing price on the date of issuance equaling a total of $60,000.  This value was taken as a discount on debt. The discount is being amortized over the life of the note according to the effective interest method. Accrued interest on this note as of December 31, 2010 is $18,658.

In conjunction with the previous two loans, the Company issued to Lender a term assignment of an overriding royalty interest in the Delhi Field equal to fifteen percent of eight-eighths (15% of 8/8") and ten percent of eight-eighths (10% of 8/8”) of all Hydrocarbons produced and saved from or attributable or allocable to the Delhi Field net of severance taxes owing with respect thereto through December 31, 2011. Further, if a total of $7,500,000 (including the principal and interest repayments on the two notes above) is not paid by December 31, 2011, the Company will make cash payment to cover the deficiency. The balance owed related to the overriding interest only of $5,000,000 was fully discounted upon issuance due to its attachment to the notes payable of $1,500,000, and $1,000,000. The discounts are being amortized over the term of the notes payable. Amortization on the discounts related to the overriding royalty interest and the aforementioned discounts due to shares issued with the debt was $4,081,096 for the year ended December 31, 2010. The remaining balance of the discounts as of December 31, 2010 was a total of $0. During the year ended December 31, 2010 overriding royalty payments were made against the $5,000,000 balance of $84,359. The net balance has been presented within current notes payable to related parties on the balance sheet.

During the quarter ended June 30, 2010, the Company borrowed an additional $1,500,000 from this related party that was due and payable on April 01, 2011 at an interest rate of 15%.  Simple interest accrues from the note issue date and is due and payable at maturity. This funding was restricted funds to bring the Delhi field wells back into production.  The Company issued 1,500,000 shares of common stock as an inducement to the lender, valued at the closing price on the date of issuance equaling a total of $210,000.  This value was taken as a discount on debt.  Amortization of the discount for the nine months ended December 31, 2010 was 151,173.   The discount is being amortized over the life of the note according to the effective interest method.  As of  October 1, 2010, each of the Notes and the respective notes given pursuant to the Original Amended Agreement and the Second Loan Agreement have not been paid in full, the Company therefore after written notice from the Lender, could  begin marketing for sale the properties encumbered by the Mortgages. The Delhi and Belton field are used as collateral for the notes.  Accrued interest on this note as of December 31, 2010 is $160,890.

During 2009 The Company issued originally 5,000,000 default shares of common stock valued at $4,620,000 that are held in escrow as insurance to the lenders and will be remitted back to the Company if the note is paid in full with 15% interest. As of July 1, 2010, the Company was in default on the first loan Agreement and 3,000,000 of these shares were assumed by the lender due to default on the first note agreement.  The company valued these shares according to the closing price of the shares on the date of issuance. As of November 1, 2010, the Company was in default on the second loan Agreement, and 2,000,000 shares were assumed by the lender from the escrow.

During 2010, the Company issued 3,000,000 default shares in relation to the 2nd quarter 2010 funding (the third loan Agreement) to be held in escrow as insurance to the lenders if the note is not fully paid with 15% interest by April 1, 2011.  Shares were valued on the date of grant to be $420,000. The Company failed to meet the deadline and is currently in default.

During the 4th quarter 2010, The Company borrowed an additional $1,000,000 from this third party that was due and payable on June 30, 2011 at an interest rate of 15%. Simple interest accrues from the note issue date and is due and payable at maturity. This funding was restricted funds to bring the Delhi field back into production and settle certain other liabilities. The Company was actively pursuing a financing to relieve all debt per the Agreements with this third party. The Company agreed to pay back $3,000,000 for the $1,000,000 cash received.  The $2,000,000 shortfall was recorded as a discount. Amortization was $206,062 for the year ending December 31, 2010, ending balance of discount $1,793,398.

The Company has an anti-dilution clause with the lender that any shares of capital stock (excluding the Default Shares) held by the Lender or any affiliate thereof shall represent an agreed upon percentage of all of the issued and outstanding shares of capital stock of Borrower computed on a fully diluted basis as of the date hereof, which Percentage Interest is 21.31% with funding of the third loan.  Lender shall at all times from and after the Loan Date hold a minimum equity interest in Borrower equal to the Percentage Interest, and Borrower shall not, and shall not permit any of its Subsidiaries to, take any action that in any way dilutes or impairs the Percentage Interest at any time. In the event Borrower shall (a) issue or sell (i) Equity Interests of Borrower or any of its Subsidiaries, or (ii) any options, warrants, rights, debt securities, promissory notes, or other securities exercisable or exchangeable for or convertible into shares of capital stock of Borrower or any Subsidiary thereof, (b) declare or pay any dividend or other distribution to holders of Equity Interests of Borrower or any of its Subsidiaries, or (c) repurchase or redeem any Equity Interests of Borrower or any of its Subsidiaries, and if as a result such event or occurrence dilutes or impairs in any manner and to any extent (a "Diluting Event") the Percentage Interest, Lender shall be entitled to receive, and Borrower shall issue to Lender immediately upon such event or occurrence, such additional number of shares of capital stock of Borrower such that after giving effect to any such event or occurrence Lender's equity interest in Borrower is not less than the Percentage Interest, such additional shares of capital stock to be issued to and acquired by Lender without any additional consideration of any nature. In the event prior to the Default Shares being deemed issued to Lender (and thereby covered by the language above), a Diluting Event occurs which will lessen the Default Percentage Interest, the Default Shares, without any additional consideration of any nature, shall be increased by such additional number of shares of capital stock of Borrower such that after giving effect to any such event or occurrence the number of Default Shares is not less that the Default Percentage.  Related to this clause the Company expensed additional shares owed at market valued on December 31, 2010 equal to $97.142.  Default shares related to anti-dilution at December 31, 2010 were valued at $27,287.

Convertible notes payable

During 2005, the Company executed a convertible note payable with a related party investor aggregating $700,000. This note payable matured March 29, 2007, bearing interest at a fixed rate of 9%. Simple interest will accrue from the note date and is due and payable quarterly until maturity. Should the 9% convertible note go into default, interest will accrue at a rate of 18%. The note is unsecured. This note payable is convertible into shares of the Company’s common stock at an exchange rate of $7.50 per share, or into 93,333 shares of common stock. At December 31, 2010 the Company had $700,000 outstanding of convertible notes payable to this investor. The maturity date on this note was extended to mature on September 30, 2007 and then extended again to March 30, 2008, whereby the Company issued the note holder warrants to purchase 466,666 shares of the Company’s common stock at an exercise price of $7.50 per share for a period of five years and then issued warrants to purchase another 466,666 shares of the Company’s common stock at an exercise price of $7.50 per share for a period of three years, as fees for the extensions. The fair value of the warrants was amortized to interest expense using the effective interest method over the extension periods. The extension also revised the notes payable to bear interest at 12% from October 1, 2007 through March 30, 2008 and 18% in the event of default. The Company is currently in default on this note payable. Accrued interest as of December 31, 2010 is $388,500.

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

Effective May 1, 2009, the Company notified BlueRock that the Company was in default under the Conveyance and the Production Agreement.  A third amendment was finalized and the 8% interest rate was increased back to 18%.  A fourth amendment was finalized and the agreement was extended to November 30, 2009.  At December 31, 2010, the Company is in default.

In December 2006, the Company borrowed an amount of $640,000 from Robert Newton to utilize as a down payment for the purchase the Delhi Field. Subsequently, the purchase was closed using funds from another party. Management never assigned any interest in the property to Mr. Newton. In early 2007, the Company sold 11 wells obtained in the purchase to an offset operator for $2,200,000. Mr. Newton felt as if he should have shared in the proceeds of this sale. To compensate Mr. Newton, an Accounts Payable entry was placed on the Company’s books in the amount of $337, 500 (approximately 15% of the sale proceeds). In 2009, the Company reached a verbal agreement with Mr. Newton whereby the $337,500 would be reclassified as debt with an 8% interest component retroactive to the initial entry. Currently, principal and interest total $436, 500.

On September 30, 2010, the Company issued a Promissory Note in the amount of $150,000 to Harvey Pensack, a director of the Company, in exchange for a 1% Overriding Royalty Interest he held for the Days Creek Field. The Note carries an interest rate of                10%, which is accrued. As of December 31, 2010, the outstanding balance including accrued interest is $153,750.

On September 1, 2010, the Company issued a Promissory Note in the amount of $25,000 to Harvey Pensack, a director of the Company, in exchange for a 10% revenue interest  in the McDermott Well #5 located in the Marion Field. The Note carries an interest rate of 10%, which is accrued. As of December 31, 2010, the outstanding balance including accrued interest is was $25,833.

On September 1, 2010, the Company issued two Promissory Notes in the amount of $50,000 each to two 3rd parties in exchange for each of their 25% revenue interest in the McDermott Well #5 located in the Marion Field. The Notes carry an interest rate of 10%, which is accrued. As of December 31, 2010, the outstanding balance including accrued interest for each Note was $51,667 for a total of $103,334.

Interest expense, net

Interest expense consists of the following for the twelve months ended December 31:

	Twelve Months Ended December 31,
	2010	2009

Interest expense related to debt, net	$2,225,973	$1,966,582

Amortization of deferred financing costs	10,855	11,874

Amortization of debt discount	4,438,871	1,389,386

	$6,675,699	$3,367,842

Note 5 –	Stockholders’ Deficit

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

During the second quarter of 2008, the Company issued 545,454 shares of Series A Preferred Stock in exchange for $3,000,000 of corporate notes payable.  At December 31, 2010, there were 545,454 shares of Series A Preferred Stock issued and outstanding.

Common stock

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

During 2009, the Company issued 1,242,128 shares of common stock with a fair value of $169,977 for note conversion to related parties. The fair value was calculated according to the closing price of the shares on the date of issuance. Any differences between the fair value of the shares and the debt relieved were recorded through additional paid in capital.

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

During, 2009, the Company issued 3,045,732 shares of common stock with a fair value of $546,604 for an anti-dilution clause related to the $2,500,000 notes payable. The shares were valued according to the closing price of the shares on the date of issuance. The Company has an anti-dilution clause with the lender that any shares of capital stock (excluding the Default Shares) held by the Lender or any affiliate thereof shall represent an agreed upon percentage of all of the issued and outstanding shares of capital stock of Borrower computed using common, preferred, and warrants as of the date hereof. Lender shall at all times from and after the Loan Date hold a minimum equity interest in Borrower equal to the Percentage Interest, and Borrower shall not, and shall not permit any of its Subsidiaries to, take any action that in any way dilutes or impairs the Percentage Interest at any time. In the event Borrower shall (a) issue or sell (i) Equity Interests of Borrower or any of its Subsidiaries, or (ii) any options, warrants, rights, debt securities, promissory notes, or other securities exercisable or exchangeable for or convertible into shares of capital stock of Borrower or any Subsidiary thereof, (b) declare or pay any dividend or other distribution to holders of Equity Interests of Borrower or any of its Subsidiaries, or (c) repurchase or redeem any Equity Interests of Borrower or any of its Subsidiaries, and if as a result such event or occurrence dilutes or impairs in any manner and to any extent (a "Diluting Event") the Percentage Interest, Lender shall be entitled to receive, and Borrower shall issue to Lender immediately upon such event or occurrence, such additional number of shares of capital stock of Borrower such that after giving effect to any such event or occurrence Lender's equity interest in Borrower is not less than the Percentage Interest, such additional shares of capital stock to be issued to and acquired by Lender without any additional consideration of any nature.

During 2008, the company received back 3.3 million shares into treasury from a former employee.

During 2009, 100 shares of common stock with a fair value of $14,610 were issued to convert accounts payable.  The fair value of the shares was equal to the accounts payable converted.

During 2008, we received a total of 439,463 shares from former employees for no consideration given up by the company. All of these shares and the shares held at December 31, 2008 were re-issued for services and to relieve stock payables during 2009 with the exception of 839 shares that remained at December 31, 2009. The value of the stock payable relieved from the issuances of treasury shares was $686,880, and the value of the treasury shares issued for services was $1,378,297. The value of the shares issued for services was calculated based on the market price of the shares on the date the shares were issued.

During 2009, the Company recorded a stock payable of 500,000 shares of common stock with a fair value of $700,000 for a consulting agreement. These shares were valued as of the date of the agreement according to the closing price of the shares on that date. The shares have not been issued as of December 31, 2010 and therefore were disclosed within stock payable.

 During 2009, the Company recorded a stock payable of $784,093 owed related to the anti-dilution provision of the $2,500,000 aforementioned notes payable. A portion of the shares shown as stock payable were owed to the debt holder and a portion were owed as default shares in case the company defaults on the note agreement. The values of the shares owed to the lender were valued at $303,293, and the values of the default shares owed to escrow were valued at $480,800. The shares were valued according to the closing market price as of December 31, 2009.

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

During the quarter ended March 31, 2010, the Company issued 1,500 shares of common stock with a fair value of $195 to a third party for services. The fair value was recorded as an expense, and was calculated according to the closing price of the shares on the date of issuance.

During the quarter ended March 31, 2010, the Company issued 37,035 shares of common stock with a fair value of $5,788 for an anti-dilution clause related to the $2,500,000 related party notes payable. The shares were valued according to the closing price of the shares on the date of issuance. The Company has an anti-dilution clause with the lender that any shares of capital stock (excluding the Default Shares) held by the Lender or any affiliate thereof shall represent an agreed upon percentage of all of the issued and outstanding shares of capital stock of Borrower computed as of the date hereof, which Percentage Interest was 21.31% as of March 31, 2010. Lender shall at all times from and after the Loan Date hold a minimum equity interest in Borrower equal to the Percentage Interest, and Borrower shall not, and shall not permit any of its Subsidiaries to, take any action that in any way dilutes or impairs the Percentage Interest at any time. In the event Borrower shall (a) issue or sell (i) Equity Interests of Borrower or any of its Subsidiaries, or (ii) any options, warrants, rights, debt securities, promissory notes, or other securities exercisable or exchangeable for or convertible into shares of capital stock of Borrower or any Subsidiary thereof, (b) declare or pay any dividend or other distribution to holders of Equity Interests of Borrower or any of its Subsidiaries, or (c) repurchase or redeem any Equity Interests of Borrower or any of its Subsidiaries, and if as a result such event or occurrence dilutes or impairs in any manner and to any extent (a "Diluting Event") the Percentage Interest, Lender shall be entitled to receive, and Borrower shall issue to Lender immediately upon such event or occurrence, such additional number of shares of capital stock of Borrower such that after giving effect to any such event or occurrence Lender's equity interest in Borrower is not less than the Percentage Interest, such additional shares of capital stock to be issued to and acquired by Lender without any additional consideration of any nature.

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

During the quarter ended June 30, 2010, the Company issued 500,000 shares of common stock in settlement of lawsuit with Vanguard Energy Services.   These shares were valued at $30,000 as of December 31, 2009 based on the settlement date closing price of the shares, and recorded as a stock payable at that time.  The stock payable was relieved with this issuance during the six months ended June 30, 2010. Additional expense of $15,000 was recorded in 2010 based on the value of the shares on the settlement date.

During the period ended June 30, 2010, the Company issued 129,626 shares of common stock with a fair value of $20,262 for an anti-dilution clause related to the $4,000,000 related party notes payable. The shares were valued according to the closing price of the shares on the date of issuance. The Company has an anti-dilution clause with the lender that any shares of capital stock (excluding the Default Shares) held by the Lender or any affiliate thereof shall represent an agreed upon percentage of all of the issued and outstanding shares of capital stock of Borrower computed on a fully diluted basis as of the date hereof, which Percentage Interest is 21.31% as of June 30, 2010 and December 31, 2010. Lender shall at all times from and after the Loan Date hold a minimum equity interest in Borrower equal to the Percentage Interest, and Borrower shall not, and shall not permit any of its Subsidiaries to, take any action that in any way dilutes or impairs the Percentage Interest at any time. In the event Borrower shall (a) issue or sell (i) Equity Interests of Borrower or any of its Subsidiaries, or (ii) any options, warrants, rights, debt securities, promissory notes, or other securities exercisable or exchangeable for or convertible into shares of capital stock of Borrower or any Subsidiary thereof, (b) declare or pay any dividend or other distribution to holders of Equity Interests of Borrower or any of its Subsidiaries, or (c) repurchase or redeem any Equity Interests of Borrower or any of its Subsidiaries, and if as a result such event or occurrence dilutes or impairs in any manner and to any extent (a "Diluting Event") the Percentage Interest, Lender shall be entitled to receive, and Borrower shall issue to Lender immediately upon such event or occurrence, such additional number of shares of capital stock of Borrower such that after giving effect to any such event or occurrence Lender's equity interest in Borrower is not less than the Percentage Interest, such additional shares of capital stock to be issued to and acquired by Lender without any additional consideration of any nature.

During the period ending December 31, 2010 1,500 shares of common stock issued to a related party for services as a director valued at $90.  An additional 1,500 shares are owed to this party for services in 2010.  These shares were valued at $52.

Warrants

During the third quarter of  2009, warrants to acquire 1,500,000 shares of the Company’s common stock were issued containing exercise price reset provisions, were classified as a derivative liability as of August 21, 2009 as these warrants were not deemed to be indexed to the Company’s own stock.  These warrants had an exercise price of $7.50 upon issuance and expire in August 2012.  The exercise price is subject to ratchet provisions which resulted in a derivative liability.  The price was ratcheted down to $5.47 after issuance.

The following is a summary of the warrant activity for the years ended December 31:

	2010		2009
		Weighted		Weighted
	Number of	Average	Number of	Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding, beginning of period	3,009,749	$7.5	1,529,749	$7.5

Granted	-		1,500,000	7.5
Exercised	–	–	–	–
Expired or cancelled	-	–	(20,000)	7.5

Outstanding, end of period	3,009,749	$7.5	3,009,749	$7.5

We have recorded the fair value of the warrants that are classified as derivative liabilities in our balance sheet at fair value with changes in the value of these derivatives reflected in the consolidated statements of operations as gain or loss on derivative liabilities.  These derivative instruments are not designated as hedging instruments.

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

The following is a summary of the stock option activity for the years ended December 31:

	2010		2009
	Number of	Weighted	Number of	Weighted
	Shares	Average	Shares	Average
		Exercise Price		Exercise Price

Non-vested, beginning of period	-	$-	-	$-

Granted	-		17,500	7.5
Vested	-	-	-17,500	-

Non-vested, end of period	-		$-	$7.5

	2010		2009
		Weighted		Weighted
	Number of	Average	Number of	Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding, beginning of period	489,916	$7.5	472,416	$7.5

Granted	-		17,500	7.5
Exercised	-	-	–	–
Expired or cancelled	-	-		7.5

Outstanding, end of period	489,916	$7.5	489,916	$7.5

The fair value of common stock options granted is estimated at the date of grant using the Black-Scholes option pricing model by using the historical volatility of a comparable public company. The calculation also takes into account the common stock fair market value at the grant date, the exercise price, the expected life of the common stock option, the dividend yield and the risk-free interest rate. In addition, the Company estimates a forfeiture rate at the inception of the option grant based on historical data and adjusts this prospectively as new information regarding forfeitures becomes available. Following are the average assumptions used during the years ended December 31, 2010 and 2009:

	2010	2009
Risk free rate	n/a	1.14%
Expected life	n/a	2.5 years
Volatility	n/a	86%
Dividend yield	n/a	0%

Note 6 –	Federal Income Tax

No provision for federal income taxes has been recognized for the twelve months ended December 31, 2010 and 2009 as the Company has a net operating loss carry forward for income tax purposes available in each period.  Additionally, it is uncertain if the Company will have taxable income in the future so a valuation allowance has been established for the full value of net tax assets. The primary deferred tax asset includes a net operating loss carry forward. The primary deferred tax liability is the basis difference in oil and gas property and property and equipment.

At December 31, 2010, the Company has net operating loss carry forwards of approximately $39 million for federal income tax purposes. These net operating loss carry forwards may be carried forward in varying amounts until 2024 and may be limited in their use due to significant changes in the Company's ownership.

	2010	2009
Deferred Tax Assets	13,857,582	$14,000,000
Less: Valuation Allowance	(13,857,582)	(14,000,000)
Net Tax Assets	-	-

We have valued our net deferred tax asset at zero with a valuation allowance due to the substantial doubt that we will generate taxable income in the future and utilize our deferred tax assets.

The Company believes it has no uncertain income tax positions as of December 31, 2010 and 2009.

Note 7 –	Commitments and Contingencies

Office Lease

The Company leased office space for a two year period beginning March, 2009 through December 31, 2010.  The Company has executed a new one year lease beginning January 1, 2011 and has paid a deposit of $2,054.00.  The 2011 lease payments will be $24,648 annually.

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

The following describes legal action being pursued against the Company outside the ordinary course of business:

•
In the suit, Raymond Thomas, et al. vs. Ashley Investment Company, et al., in the 5th Judicial District Court for Richmond Parish, Louisiana, numerous present and former owners of property were seeking damages in an unspecified amount for alleged soil, groundwater and other contamination, allegedly resulting from oil and gas operations of multiple companies in the Delhi Field in Richmond Parish, Louisiana over a time period exceeding fifty years. Originally consisting of 14,000 acres upon discovery of the field in 1952, the Company acquired an interest in leases covering 1,400 acres in 2006. Although the suit was filed in 2005, and was pending when the Company acquired its interest in 2006, as part of the acquisition terms, the Company agreed to indemnify predecessors in title, including its grantor, against ultimate damages related to the prior operations. As part of the Company’s purchase terms, a Site Specific Trust Account was established with the State of Louisiana Department of Natural Resources intended to provide funds for remediation of the lands involved in its acquired interest.  The lawsuit was settled in June 2009 with the Company being required to complete remediation of the alleged damages.  To that time, the Company had spent $750,000 on legal fees and remediation.  Subsequently, the Company incurred and paid an additional $500,000 in clean-up costs.  At December 31, 2010, the Company had no accrual for remediation costs.  The Company does not anticipate additional remediation costs.

•
Vanguard Energy Services sued for $340,000 for use of their drilling rigs in 2006 and 2007.  The Company has settled the claims to include two sister Companies, Recompletion Finance Corporation and Edge Capital. Each party was mutually released. The lawsuit was settled with the cash payment of $160,000 and issuance of 500,000 shares of common stock during the year ended December 30, 2010.

•
In the suit, LFI Fort Pierce, Inc. d/b/a Labor Finders, our subsidiary Tiger Bend Drilling was sued for $284,988.  This has been expensed in 2007 and is reflected in our accounts payable in 2009 and 2008.   In connection with this suit, an additional a 25% attorney fees and interest are owed and have been accrued at September 30, 2010.  In October 2010 a settlement was finalized. The Company entered into an agreement with LFI Fort Pierce d/b/a Labor Finders on October 8, 2010.  The Company agreed to deliver a $150,000 Promissory Note at (8%) annum to be paid on October 8, 2011 the maturity date to Labor Finders. Also, the Company delivered a $25,000 Promissory Note at (8%) annum to be paid on October 8, 2010, the maturity date to John F. Aplin attorney for Labor Finders.  Labor Finders agreed to fully release Conquest and Tiger Bend Drilling from all judgments.  The Company also paid court costs to John F. Aplin in the amount of $951on October 8, 2010.  The company recognized a gain and wrote the liability amount down to the settlement amount at December 31, 2010.

•
The law firm Maloney Martin & Mitchell is seeking payment for services rendered with regards to the GEF/ South Belridge settlement.  At this point the amount and probability of payment will be determined based on receiving financing. This amount has been accrued at December 31, 2010.

•
During 2008 Bailey’s Repair Service, LLC filed a lawsuit against Tiger Bend Drilling, LLC for $22,932 for past due invoices.  A default judgment was filed in favor of Bailey’s on March 1, 2011. This amount has been accrued at December 31, 2010.

•
In a suit with Pannell Kerr Forster of Texas PC (AKA PKF Texas) and  PKF (UK) LLP was seeking payment for services rendered.  This lawsuit was settled for a sum of $281,818, payable in 24 monthly installments.  If the Company defaults on monthly installment, the entire outstanding balance of $563,636 becomes due.  The Company defaulted on payments and is the process of negotiating an additional settlement. The default balance is accrued at December 31, 2010.

•
During 2009, Daugherty Trucking Service, et al filed liens against the Mud River property for non- payment for services rendered.  In 2010, Daugherty Trucking Services, et al were paid in full and all liens were released.

•
During 2009, a former employee filed a claim with the Texas Workforce Commission for back wages and severance pay.  The Texas Workforce Commission awarded $284,166 to be paid on behalf of the former employee and the wages and severance pay were accrued at December 31, 2010.  The Company has appealed the ruling with the Texas Workforce Commission which has been continued to August 22, 2011.  This amount has been accrued at December 31, 2010.

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

Further, at a committee meeting held among all defendants in the Delhi Environmental lawsuit, everyone agreed to allow McGowan to lead in the physical restoration efforts and defend against unreasonable claims. Additionally, a percentage of all costs expended for expert witnesses and other matters were allocated to each party. McGowan spent the money, from their own account; but, their effort to collect is now being disputed by Chevron, Total, and Anadarko. The current estimate is approximately $277,000; and, if McGowan is unable to collect, they will look to Conquest for payment. Conquest has already borne the costs for the physical restoration.  Both of the preceding matters are corporate obligations and will have no effect on the mortgage of the property. The Company does not think the probability of losing is likely.  The $277,000 was accrued at December 31, 2010.

•
July 6, 2010 R. R. Donnelley & Sons Company was granted a judgment in the amount of $6,013.  On October 11, 2010 The Company entered into an agreement with R. R. Donnelly whereby Donnelly accepted $5,330 to be paid $500 per month starting October 15, 2010 until balance is paid in full.  The first payment was made on October 15, 2010 and the Company continues to make payments monthly.

•
The Company through a contract with a former employee received a $100,000 Loan bearing interest at 18% per annum. The Company reached an overall global settlement involving the issuance of stock and an agreement to pay the interest on the loan on a monthly basis. Since May 2009, the Company has been making interest payments of $1,500 per month. The Company was unable to make the October 1, 2010; but, upon receipt of funds, paid the November 1, 2010 payment and the delinquent payment. Subsequently, the employee’s attorney sent a Demand Letter for full payment followed by a lawsuit seeking a judgment. In December of 2010, the employee filed a Motion for Nonsuit for dismissal of the case.  The default balance is accrued as of December 31, 2010.

•
June 7, 2010 Lou Fusz Sr. 2006 Partnership filed a claiming that the Company has breached a promissory note in the original principal amount of $700,000.  The litigation is being defended vigorously and intends to seek an out-of-court settlement. The default balance is accrued as of December 31, 2010.

•
October 2010 George Fine a prior consultant filed a lawsuit with Well Enhancement Service naming Conquest as a co-defendant. Conquest does not believe there is any basis for the company to be named in the lawsuit.

•
November 2006 Days Creek Operating Company entered into an operating agreement that set out the specifics by which Conquest would be responsible for its share of operating expenses in mutually owned oil and gas interest in the Days Creek Field.  The agreement was drafted by Days Creek Operating Company and its principals. The operating agreement gave the principals the right upon default by Conquest to take possession of The Companies interest and to convey said interest to themselves.  Days Creek Operating Company upon default of the Company took possession and filed a lawsuit for expenses and took possession of Conquests interest.  Conquest filed a third-party claim against the principals denying that it was in default and alleging cause of action for wrongful foreclosure, usury, and conversion.  Our expectation is that the Company will prevail in our countersuits which will more than offset Days Creek Operating Company’s claim.

Note 8 –	Supplementary Financial Information on Oil and Natural Gas Exploration, Development and Production Activities (Unaudited)

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

Results of operations from oil and natural gas producing activities

The Company’s oil and natural gas properties are located within the United States. The Company currently has no operations in foreign jurisdictions.  Results of operations from oil and natural gas producing activities are summarized below for the years ended December 31:

Costs incurred

	Total

	2010		2009
Revenues	$1,230,161		$905,781
Production and lease operating expenses	(1,710,106)		(1,365,878)
Impairment of oil and natural gas properties	-		(4,913,349)
Depreciation, depletion and amortization	(295,810)		(1,368,758)

Total costs	(2,005,916	)256	(7,647,985)

Pretax income (loss) from producing activities	(775,755)		(6,742,204)
Income tax expense	–		–
Results of oil and natural gas producing activities
(excluding overhead and interest costs)	$(775,755)		$(6,742,204)

Costs incurred in oil and natural gas property acquisition, exploration and development activities are summarized below for the years ended December 31:

	2010	2009

Property acquisition costs:
Unproved
Proved	-	-
Exploration costs	-	-
Development costs	-	102,079

Total costs incurred	-	102,079

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

Proved oil and natural gas reserve quantities at December 31, 2010 and 2009, and the related discounted future net cash flows are based on estimates prepared by independent petroleum engineers. The reserves as of December 31, 2010 were derived from reserve estimates prepared by the independent reserve engineer; Blakely Engineering & Associates, LLC for the Delhi Field and the Marion Field. The reserves as of December 31, 2009 were derived from reserve estimates prepared by the independent reserve engineers; Huddleston & Co., Inc. Such estimates have been prepared in accordance with guidelines established by the Securities and Exchange Commission. In 2009 the SEC issued guidance requiring oil and gas companies to calculate the value of proved reserves using prices that were calculated as the average price of the first day of the twelve months in the year. This guidance differed from the previous standard of valuing prices according to the end of year prices. The guidance does not require that prior year information be revised for the new method. As a result, this change in methods of pricing should be taken into account while reviewing the comparable information for 2010 and 2009 within this disclosure.

The Company’s net ownership interests in estimated quantities of proved oil and natural gas reserves and changes in net proved reserves are summarized below as of December 31:

	2010	2009
Oil
Proved developed and undeveloped reserves (BBL):
Beginning of year	45,000	1,073,120
Revisions	32,375	(1,024,071)
Production	(7,765)	(4,049)
End of year	69,610	45,000
Proved developed reserves at beginning of year	45,000	1,073,120
Proved developed reserves at end of year	69,610	45,000

	2010	2009

Gas
Proved developed and undeveloped reserves (Mcf):
Beginning of year	576,100	1,973,000
Revisions	173,110	(1,149,431)
Sale of oil and natural gas properties in place	(152,590)	(247,469)
Production
End of year	596,620	576,100
Proved developed reserves at beginning of year	576,100	1,973,000
Proved developed reserves at end of year	596,620	576,100

 Standardized measure

The standardized measure of discounted future net cash flows relating to the Company’s ownership interests in proved oil and natural gas reserves for the years ended December 31 are shown below:

	2010	2009

Future cash inflows	$7,854,210	$5,218,733
Future oil and natural gas operation expenses	(6,816,670)	(5,360,706)
Future development costs	-	-
Future income tax expenses	-	-
Future net cash flows	1,037,540	(141,973)
10% annual discount for estimating timing of cash flow
Standardized measure of discounted future net cash flow	$757,894	$-

The reason for the increase in discounted future net cash flow from 2009 to 2010 was two-fold.  First, it was because wells were being put on line, therefore the revenue has increased.  Second, there was an increase in oil and gas price which increased its value.  The rules promulgated by the SEC regarding the price used to calculate future net values changed whereby in 2008, the December 31, 2008 price was used and in 2009, the average price for the year was used.  Product prices for oil and gas respectively for 2010 and 2009 were $76.50/BBL and $61.80Bbl, and $4.24/MMBTU and $4.21/MMBTU.

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

Changes in standardized measure (continued)

Changes in the standardized measure of future net cash flows relating to prove oil and natural gas reserves for the years ended December 31 is summarized below:

2010
Changes due to current-year operations:
Sales and transfers, net of production costs	$662,500
Net change in sales and transfer prices, net of production costs	638,959
Revision of quantity estimates	(543,465)
Sales of reserves in place	-
Accretion of discount	-
Other-unspecified	-
Net of change	757,894
Beginning of year	-
End of year	$757,894

Note 9 –	Related Party

During 2009, the Company borrowed $25,000 due and payable on December 31, 2009 from a related party at an interest rate of 8%. Simple interest accrues from the note issue date and is due and payable either at maturity or quarterly or semi-annually until maturity.  This note is convertible into common stock at the greater of the closing price on the date of conversion, or one cent.  During the quarter ended June 30, 2010, the Company repaid this note in the amount of $25,000 plus interest in the amount of $1,173.

During 2009, the Company borrowed $1,500,000 due and payable on June 30, 2010 from a related party at an interest rate of 15%.  Simple interest accrues from the note issue date and is due and payable at maturity. This funding was restricted funds to bring the Delhi field wells back into production and settle certain liabilities related to an environmental claim.   The Company issued 200,000 shares of common stock as an inducement to the lender.  The 200,000 shares were valued at the closing price on the date of issuance equaling a total of $300,000.  This value was taken as a discount on debt. The discount is being amortized over the life of the note according to the effective interest method. The Company received $1,477,271 of the total $1,500,000 funds related to the note. The difference of $22,729 was paid for offering costs associated with the loan.  These costs have been capitalized and are being amortized according to the effective interest method over the life of the loan.  Amortization for the period ended December 31, 2010 was $10,855.  This note is in default at December 31, 2010.  In accordance with the terms of the agreement, 3,000,000 shares previously held in escrow were issued to the lender due to the default.  The shares were valued at the inception of the agreements in 2009 at $4,500,000 and were expensed in the quarter ended June 30, 2010 upon default.   Due to the anti-dilution provision of the agreement 3,398,172 additional shares were also expensed at the value of $480,800 calculated periodically whenever a diluting event occurred prior to default.  Accrued interest on this note as of December 31, 2010 is $18,658.

During 2009, the Company borrowed an additional $1,000,000 from this related party that was due and payable on October 31, 2010 at an interest rate of 15%.  Simple interest accrues from the note issue date and is due and payable at maturity. This funding was restricted funds to bring the Delhi field wells back into production and settle certain liabilities related to an environmental claim.  The Company issued 1,000,000 shares of common stock as an inducement to the lender, valued at the closing price on the date of issuance equaling a total of $60,000.  This value was taken as a discount on debt. The discount is being amortized over the life of the note according to the effective interest method. Accrued interest on this note as of December 31, 2010 is $18,658.

In conjunction with the previous two loans, the Company issued to Lender a term assignment of an overriding royalty interest in the Delhi Field equal to fifteen percent of eight-eighths (15% of 8/8") and ten percent of eight-eighths (10% of 8/8”) of all Hydrocarbons produced and saved from or attributable or allocable to the Delhi Field net of severance taxes owing with respect thereto through December 31, 2011. Further, if a total of $7,500,000 (including the principal and interest repayments on the two notes above) is not paid by December 31, 2011, the Company will make cash payment to cover the deficiency. The balance owed related to the overriding interest only of $5,000,000 was fully discounted upon issuance due to its attachment to the notes payable of $1,500,000, and $1,000,000. The discounts are being amortized over the term of the notes payable. Amortization on the discounts related to the overriding royalty interest and the aforementioned discounts due to shares issued with the debt was $4,081,096 for the year ended December 31, 2010. The remaining balance of the discounts as of December 31, 2010 was a total of $0. During the year ended December 31, 2010 overriding royalty payments were made against the $5,000,000 balance of $84,359. The net balance has been presented within current notes payable to related parties on the balance sheet.

During the quarter ended June 30, 2010, the Company borrowed an additional $1,500,000 from this related party that was due and payable on April 01, 2011 at an interest rate of 15%.  Simple interest accrues from the note issue date and is due and payable at maturity. This funding was restricted funds to bring the Delhi field wells back into production.  The Company issued 1,500,000 shares of common stock as an inducement to the lender, valued at the closing price on the date of issuance equaling a total of $210,000.  This value was taken as a discount on debt.  Amortization of the discount for the nine months ended December 31, 2010 was 151,173.   The discount is being amortized over the life of the note according to the effective interest method.  As of  October 1, 2010, each of the Notes and the respective notes given pursuant to the Original Amended Agreement and the Second Loan Agreement have not been paid in full, the Company therefore after written notice from the Lender, could  begin marketing for sale the properties encumbered by the Mortgages. The Delhi and Belton field were used as collateral for the notes.  Accrued interest on this note as of December 31, 2010 is $160,890.

During 2009 The Company issued originally 5,000,000 default shares of common stock valued at $4,620,000 that are held in escrow as insurance to the lenders and will be remitted back to the Company if the note is paid in full with 15% interest. As of July 1, 2010, the Company was in default on the first loan Agreement and 3,000,000 of these shares were assumed by the lender due to default on the first note agreement.  The company valued these shares according to the closing price of the shares on the date of issuance. As of November 1, 2010, the Company was in default on the second loan Agreement, and 2,000,000 shares were assumed by the lender from the escrow.

During 2010, the Company issued 3,000,000 default shares in relation to the 2nd quarter 2010 funding (the third loan Agreement) to be held in escrow as insurance to the lenders if the note is not fully paid with 15% interest by April 1, 2011.  Shares were valued on the date of grant to be $420,000. The Company failed to meet the deadline and is currently in default.

During the 4th quarter 2010, The Company borrowed an additional $1,000,000 from this third party that was due and payable on June 30, 2011 at an interest rate of 15%. Simple interest accrues from the note issue date and is due and payable at maturity. This funding was restricted funds to bring the Delhi field back into production and settle certain other liabilities. The Company was actively pursuing a financing to relieve all debt per the Agreements with this third party. The Company agreed to pay back $3,000,000 for the $1,000,000 cash received.  The $2,000,000 shortfall was recorded as a discount. Amortization was $206,062 for the year ending December 31, 2010, ending balance of discount $1,793,398.

The Company has an anti-dilution clause with the lender that any shares of capital stock (excluding the Default Shares) held by the Lender or any affiliate thereof shall represent an agreed upon percentage of all of the issued and outstanding shares of capital stock of Borrower computed on a fully diluted basis as of the date hereof, which Percentage Interest is 21.317% with funding of the third loan.  Lender shall at all times from and after the Loan Date hold a minimum equity interest in Borrower equal to the Percentage Interest, and Borrower shall not, and shall not permit any of its Subsidiaries to, take any action that in any way dilutes or impairs the Percentage Interest at any time. In the event Borrower shall (a) issue or sell (i) Equity Interests of Borrower or any of its Subsidiaries, or (ii) any options, warrants, rights, debt securities, promissory notes, or other securities exercisable or exchangeable for or convertible into shares of capital stock of Borrower or any Subsidiary thereof, (b) declare or pay any dividend or other distribution to holders of Equity Interests of Borrower or any of its Subsidiaries, or (c) repurchase or redeem any Equity Interests of Borrower or any of its Subsidiaries, and if as a result such event or occurrence dilutes or impairs in any manner and to any extent (a "Diluting Event") the Percentage Interest, Lender shall be entitled to receive, and Borrower shall issue to Lender immediately upon such event or occurrence, such additional number of shares of capital stock of Borrower such that after giving effect to any such event or occurrence Lender's equity interest in Borrower is not less than the Percentage Interest, such additional shares of capital stock to be issued to and acquired by Lender without any additional consideration of any nature. In the event prior to the Default Shares being deemed issued to Lender (and thereby covered by the language above), a Diluting Event occurs which will lessen the Default Percentage Interest, the Default Shares, without any additional consideration of any nature, shall be increased by such additional number of shares of capital stock of Borrower such that after giving effect to any such event or occurrence the number of Default Shares is not less that the Default Percentage.  Related to this clause the Company expensed additional shares owed at market valued on December 31, 2010 equal to $97.142.  Default shares related to anti-dilution at December 31, 2010 were valued at $27,287.

Note 10 –	Subsequent Events

•
During 2008, the Company failed to pay payroll taxes to the Internal Revenue Service and various state revenue agencies totaling $329,337 and $30,525 respectively.  In April, 2009, the Company made a payment of $125,000 to the Internal Revenue Service.  Since this is quite a serious matter which could result in substantial penalties and interest which would be very detrimental to the Company’s financial position, the Company has hired a consulting firm to deal with the Internal Revenue Service and the State Agencies and to date has paid them $18,500. The Company has accrued all payroll liabilities and the estimated interest and penalties related to this as of December 31, 2010. In addition to the payment made in April 2009 the company has also paid $186,835.  By making these payments the trust fund has been paid and all taxes owed by Axiom TEP, LLC.  The balance remaining is $10,000 in taxes for Conquest and penalties and interest which are being negotiated by our consulting firm. The Company is accruing penalties and interest monthly.  The balance owed as of December 31, 2010 $673,204. The balance has been fully accrued as of December 31, 2010.

•
During 2008 Bailey’s Repair Service, LLC filed a lawsuit against Tiger Bend Drilling, LLC for $22,932 for past due invoices.  A default judgment was filed in favor of Bailey’s on March 1, 2011. The balance has been accrued as of December 31, 2010.

•
On February 14, 2011 PKF of Texas PC and PKF UK LLP filed a lawsuit against Conquest due to being in default on our settlement agreement. The suit was for the entire outstanding balance of $563,036 plus interest and attorney’s fees.  The balance has been accrued as of December 31, 2010.

•	On March 3, 2011, the Company reached an understanding regarding payment of the four Agreements from the related party to provide for the following:

• On or before March 31, 2011, the Company will pay a sum of $6,251,583 to the related party.
• On or before December 31, 2011, the Company will pay a sum of $2,476,583 to the related party.
• On or before April 30, 2012, the Company will pay a sum of $1,787,500 to the related party.
• On or before June 30, 2012, the Company will pay a sum of $1,950,000 to the related party.
• Upon payment of the initial $6,251, 583, the related party will release the mortgages on the Company’s Delhi and Kentucky properties.
• Upon payment of the initial $6,251,583, the related party will release the Overriding Royalty Interests obligation.
• Upon payment of all amounts, the related party will release its rights to its Anti-Dilution rights and its Registration Rights.
• Upon payment of all amounts, the related party will reduce its stock position to 15% of the outstanding shares (common and preferred) and outstanding warrants at the time of final payment.
• The related party will become an unsecured creditor upon payment of the initial $6,251,583.

All amounts can be pre-paid at any time without penalty.

The Company failed to make a payment by March 31, 2011. The understanding has not yet been extended. Notwithstanding, any agreement with the related party must be approved by their Investment Committee.

•
On March 3, 2011, the Company entered into an Agreement with a third party financing entity to eliminate the Production Payment on the Marion property with a cash payment on or before March 31, 2011 of $2,800,000. The Company further agreed to pay the third party financing entity a sum of $340,000 to purchase a Nitrogen Recovery Unit on the Marion property. The Company assumed all contingent liabilities and burdens on the property. The Company will then own the Marion property free and clear of any mortgage.  This agreement was amended as of April 1, 2011 whereby the Company was required to make payment by April 30, 2011.

•
During the first quarter 2011, the Company entered into a financing arrangement with another third party whereby funds were to be provided to retire the four Loan Agreements above and to pay the Production Payment and the Equipment Purchase from BlueRock. Further, an additional amount of limited funds would become available over time to partially retire contingent liabilities and to initiate Phase 3 of the Business Plan, the development drilling of wells on the existing properties. If funding is obtained the Company will have to pledge all its assets in conjunction with the financing.

ITEM 9.	CONTROLS AND PROCEDURES

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Material Weaknesses in Internal Control over Financial Reporting

 Management’s assessment of the effectiveness of the registrant’s internal control over financial reporting is as of the year December 31, 2010. Based on that evaluation, our management concluded that our control over financial reporting and related disclosure controls and procedures were not effective because our accounting processes lack appropriate segregation of responsibilities and accounting technical expertise necessary for an effective system of internal control. We believe that our lack of technical expertise constitutes a material weakness in our internal control. In addition to this material weakness, Management’s assessment showed that the following material weaknesses from the audited year ended December 31, 2010.

As of December 31, 2010, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any directors who qualifies as an audit committee financial expert as defined in Item 407(d) (5) (ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

As of December 31, 2010, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

This lack of internal controls over financial reporting resulted in numerous adjusting journal entries proposed by our independent auditor during their audit of the year December 31, 2010.

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

ITEM 9A.	OTHER INFORMATION

The Company received $2,500,000 restricted funding from an external source (“the Lender”) to bring the Delhi field wells back into production and to satisfy certain obligations regarding the settlement of the Delhi lawsuit.  The terms of the restricted funding were the issuance of two notes aggregating to $2,500,000 at an interest rate of 15% due and payable on June 30, 2010 (principal and interest), and the issuance of 200,000 shares of restricted common stock  (the “Closing Shares”) valued at $7.50 per share as an inducement to loan the funds. If the principal and interest are not re-paid at the end of the one year period, the Lender will gain legal right and title to 5,000,000 penalty shares of restricted common stock valued at $7.50 per share (“Penalty Shares”). The Penalty Shares are being held by the Lender and will become the property of the Lender in the event of default. Also, the Company executed  a  term assignment of an overriding royalty interest in the Delhi Field equal to fifteen percent of eight-eights (25% of 8/8ths) of all revenue attributable to Hydrocarbons produced and saved from or attributable or allocable to the Delhi Field net of severance taxes for a period of 30 months ending on December 31, 2011.  Further, if a total of $5,000,000 (to include the principal and interest repayment) is not paid at the end of the 30 month period, the Company will make cash payment to cover the deficiency.

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

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS

The following is a list of the directors and executive officers of the Company on December 31, 2010.

Name	Age	Position	Year First Elected or Appointed
Robert D. Johnson	64	Chairman of the Board, President and CEO	Became President May 1, 2008 and Chairman and CEO on July 28, 2008
Robert C. Johnson	66	CFO	Director November 1, 2008/CFO May 15, 2009
Harvey Pensack	86	Director	June 12, 2004
Ann Thomas	51	Director	September 15, 2009

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

Robert C. Johnson, Director/CFO
Mr. Johnson graduated with a Professional Degree in Petroleum Engineering from the Colorado School of Mines in 1966.  He joined Amoco Production Co. after graduation and advanced through numerous engineering and management positions during his 19+ year tenure.  His final position was as Regional Production Manager in Houston, where he was responsible for the production operations in eight states and the management of 2,800 professionals.  He left Amoco in 1985 and joined Held By Production, Inc. (HBP), where as President and COO, he was responsible for managing the oil and gas assets of a private individual with holdings in Texas, Louisiana, Kansas, and Utah.  He formed a $25 million development drilling program while at HBP and served as the managing general partner.  In 1989, Mr. Johnson purchased an old-line manufacturing company in Denver, Colorado (Cyclo Manufacturing Company) and merged a large portion of it into a publicly traded company in 2001.  Mr. Johnson started a mattress manufacturing company in 1999, serving as Chairman and CEO, and sold his controlling interest in 2003.  From 1992 to 1996, Mr. Johnson served on the Board of Bannon Energy Incorporated.  He joined the Board of Directors of Conquest Petroleum Incorporated in November 2008 and assumed the role of CFO in May 2009.

Ann Thomas, Director
Currently, Ms. Thomas is President of Killian Capital Group with offices in Texas and New York City. Ms. Thomas began her career as a management trainee with Conoco in Houston, TX focused in the oil & gas industry. She later joined Azmi Corporation where she managed the US subsidiary of a Saudi Arabian company, based in Houston for the purpose of investing in oil & gas reserves in the US. Subsequently, Ms. Thomas joined Salomon Smith Barney where as Vice President; she initiated the company’s first institutional energy risk management department, headquartered in New York City. Ms. Thomas later served as an Investment Officer with Sedona Industries. In addition to managing a diversified portfolio, an internal fund was created and managed by Killian Capital Corp., a CTA (Commodity Trading Advisor), with Ms. Thomas as President, registered with the CFTC since November 1994. Ms. Thomas joined the Board in September 2009.

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

The following table sets forth the total compensation awarded to, earned by, or paid to our “principal executive officer,” and our other named executive officers for all services rendered in all capacities to us in 2010, 2009 and 2008, 2007 and 2006.

						Warrant
						and
Name and			Contract	Contract	Stock	Option	All Other
Principal		Year	Salary	Bonus	Awards	Awards	Compensation	Total
Position				(3)	(4)	(5)	(6)

W. Marvin Watson		2006	$240,000	–	813,500	$70,800	$11,679	$1,135,979
Chairman/President
Director of Development & Corporate Structure		2007	$385,000	–	–	$44,469	$11,980	$441,449
(7	)(8)	2008	$385,000	–	2,475,000	$61,242	$5,838	$2,927,080

Robert D. Johnson		2008	$300,000	–	861,234	$942,641	$–	$2,103,875
Chief Executive Officer (1)(9)(16)
		2009	$300,000	–	615,000	$-	$–	$915,000
		2010	300,000					300,000

Robert Sepos		2006	$300,000	$200,000	–	$–	$14,921	$514,921
VP/Chief Operating Officer		2007	$300,000	–	–	$–	$19,677	$319,677
(10	)(11)(12)	2008	$300,000	–	–	$–	$	$300,000

Dominick F. Maggio		2006	$300,000	$200,000	–	$–	$17,176	$517,176
VP/Chief Information Officer		2007	$300,000	–	–	$–	$23,584	$323,584
(10	)(11)(12)	2008	$300,000	–	–	$–	$–	$300,000

Robert C. Johnson
Chief Financial Officer
(2	) (13)	2009	$300,000	–	487,500	$-	$–	$787,500
		2010	$300,000					$300,000

Arturo Henriquez
Chief Financial Officer
(14	) (15)	2008	$300,000	–	–	$–	$–	$300,000

(1)	Robert D. Johnson has deferred all compensation May 1, 2008 to September 30, 2008 and one half of his compensation from September 30, 2009 to December 31, 2010 to assist the Company with cash flows.
(2)
Robert C. Johnson has deferred all his compensation from May 1, 2009 to September 30, 2009 and one half his compensation from September 30, 2009 to December 31, 2010 to assist the Company with cash flows.

(3)	Bonuses were components of Employee Agreements, the majority of which payments were deferred by all the Executives to assist the Company with cash flow requirements.
(4)
Amounts represent the dollars recognized for financial statement reporting purposes with respect to the fiscal year in accordance with SFAS No. 123(R). See Note 2 of the notes to consolidated financial statements included elsewhere in this Registration

(5)
Amounts represent the dollars recognized for financial statement reporting purposes with respect to the fiscal year in accordance with SFAS No. 123(R) excluding forfeiture estimates. See Note 2 of the notes to consolidated financial statements include

(6)	This column represents Company payments towards life insurance for executive officers and auto allowances capped at $1,000 monthly.
(7)	W. Marvin Watson was the Director of Development & Corporate Structure from June 1, 2005 until he assumed the role of Chief Executive Officer effective October 3, 2007.
(8)	W. Marvin Watson resigned as Chief Executive Officer effective July 28, 2008.
(9)	Robert D. Johnson was Chief Operating Officer and President from May 1, 2008 and assumed role as Chief Executive Officer effective July 28, 2008.
(10)	Robert Sepos served as the Company's Chief Financial Officer until October 29, 2007 when he assumed the role of Chief Operating Officer.
(11)	Officers Maggio and Sepos deferred 2/3 of their salary from November 2006 to December 2007 to assist the Company with cash flows.
(12)	As a part of the Company's 2008 restructuring Messrs. Maggio and Sepos were terminated
(13)	Robert C. Johnson assumed the role of Chief Financial Officer in May, 2009
(14)	Arturo Henriquez was the Chief Financial Officer from July, 2008 until April, 2009 when he resigned
(15)	Arturo Henriquez deferred all his compensation from September 1, 2008 to April 17, 2009 when he resigned to assist the Company with cash flows.
(16)	Robert D. Johnson returned options issued in 2008 to the Company

On October 3, 2007, the Company entered into an addendum to Mr. Watson’s employment agreement, elevating his position to Chief Executive Officer from Director of development and corporate structure. The agreement increased the initial term of employment by two years to October 2, 2011, continued automobile reimbursement and raised Mr. Watson’s base salary to $385,000. The base salary would increase to $435,000 after the first anniversary of the effective date of October 3, 2007 and to $485,000 after the second anniversary of the effective date. Mr. Watson was granted 3,300,000 shares of the Company’s common stock in 2008. Mr. Watson was entitled to receive bonuses based on annual performance of the Company and at the discretion of the Board.  On July 28, 2008, Mr. Watson was removed as Chairman and Chief Executive officer at an extraordinary meeting of the Shareholders.  Mr. Watson had tendered his resignation the day before.

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

 Director Compensation

The following table sets forth the total compensation awarded to, earned by, or paid to each person who served as a director during fiscal year 2010 other than a director who also served as a named executive officer. Our directors who are not executive officers did not receive any cash compensation during 2010 for serving on our board of directors. We have a policy of reimbursing our directors for their reasonable out-of-pocket expenses incurred in attending Board and committee meetings. Pursuant to the terms of our 2005 Incentive Compensation Plan, each director upon appointment or election to the board is entitled to receive an option to acquire 150,000 shares of Common Stock on the date elected with an exercise price of $0.75 per share. In addition, for as long as the 2005 Incentive Compensation Plan remains in effect and shares of Common Stock remain available for issuance there under, each director serving on the Board shall automatically be granted an option to acquire 150,000 shares of Common Stock, with an exercise price of $0.75 per share, each year.  This plan was subsequently changed to 50,000 warrants cumulative per year on November 19, 2008.

	Stock
Name	Awards(1)	Total
Ann Thomas	$7,895	$7,895
Harvey Pensack	$150,000	$150,000

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting power and/or investment power with respect to the securities held. Shares of common stock subject to options currently exercisable or exercisable within 60 days of December 31, 2010 are deemed outstanding and beneficially owned by the person holding such options for purposes of computing the number of shares and percentage beneficially owned by such person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as indicated in the footnotes to these tables, and subject to applicable community property laws, the persons or entities named have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them.

The following table sets forth certain information known to us as of December 31, 2010 with respect to each beneficial owner of more than five percent of the Company’s common stock. The percentage ownership is based on 44,611,973 shares of common stock outstanding as of December 31, 2010.

Name and Position	Business Address	Equity	Warrants	Options	Preferred	Total	Percent of	Total Outstanding
					Stock		Class	Shares
								44,611,973
Harvey Pensack	7309 Barclay Court
Director	University Park, FL 34201
	Individually Owned	2,074,322	110,938	45,000	181,818	2,412,078	5.41%

Robert D. Johnson	13606 Bermuda Dunes Court
CEO	Houston, TX 77069
	Individually Owned	6,576,205		0		6,576,205	14.74%

Robert C. Johnson
CFO	7085 W. Belmont
05/01/09 - current	Littleton, CO 80123
	Individually Owned	4,049,587				4,049,587	9.08%

Ann Thomas
Director	546 Fifth Avenue, 14th Floor
09/09 - current	New York, New York 10036
	Individually Owned	62,346				62,346	0.15%

Arturo F. Henriquez
CFO	2 Wenoah Place
09/01/08 - 04/17/09	The Woodlands, TX 77389
	Individually Owned	2,392,741				2,392,741	5.36%

All directors and executive officers as a group (4) persons		15,155,201	110,938	45,000	181,818	15,492,957	3%

The following table sets forth beneficial ownership of the Company’s common stock as of December 31, 2010 for each of the named executive officers and directors individually and as a group. The percentage ownership is based on 44,611,973 shares of common stock outstanding as of December 31, 2010.

Five Percent or More
Name and Position	Business Address	Equity	Warrants	Options	Preferred	Total	Percent of
							Class
Maxim TEP, Limited	1 London Wall	6,382,393				6,382,393	14.31%
	London, EC 2Y 5AB

Greater Europe Fund Limited	Kleinwort Benson House	9,700,000				9,700,000	21.74%
	PO Box 76 Wests Center
	St Helier, Jersey JEF 8PQ

Harvey Pensack (1)	7309 Barclay Court
Director	University Park, FL 34201
	Individually Owned	2,074,322	110,938	45,000	181,818	2,412,078	5.41%

Robert D. Johnson (6)	13606 Bermuda Dunes Court
CEO	Houston, TX 77069
	Individually Owned	6,576,205				6,576,205	14.74%

Robert C. Johnson (9)
Director	7085 W. Belmont
	Littleton, CO 80123
	Individually Owned	4,049,587				4,049,587	9.08%

Arturo F. Henriquez
CFO	2 Wenoah Place
	The Woodlands, TX 77389
	Individually Owned	2,392,741				2,392,741	5.36%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

      As disclosed earlier, the board of directors approved the engagement of M&K CPAS, PLLC of Houston, Texas (“M&K”) for all audit and permissible non-audit services, and dismissed Pannell Kerr Forster of Texas, P.C. (“PKF”), the Company's prior certifying accountant, in each case effective as of December 31, 2008.

            The table below sets forth the aggregate fees billed for the years ended December 31, 2010 and December 31, 2009 for professional services rendered by our principal accounting firm for audit services and audit related services (as indicated) for our financial statements; and the other fees billed for the years ended December 31, 2010 and December 31, 2009 for professional services rendered by such firm related to the performance of audit services; and aggregate fees billed for such year for all other services billed by such firm.

	M&K CPAS, PLLC
After careful consideration, the Audit Committee of the Board of Directors has determined that payment of the audit fees is in conformance with the independent status of the Company's principal independent accountants.	2010	2009

Current Year Audit fees - audit of annual financial statements and review of financial statements included in our 10-QSB, services normally provided by the accountant in connection with statutory and regulatory filings.	$73,000	$58,000

Audit-related fees - related to the performance of audit or review of financial statements not reported under "audit fees" above	$-	$-

Audit Related fees related to the Form 10 Registration Statement	$-	$-

Tax fees - tax compliance, tax advice and tax planning	$1,395	$-

All other fees - services provided by our principal accountants other than those identified above	$-	$-

Less Discounts	$-	$-

Total fees paid or accrued to our principal accountants	$74,395	$58,000

ITEM 15.	EXHIBITS

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

Date: April 15, 2011	CONQUEST PETROLEUM INCORPORATED

	By:	/s/ Robert D. Johnson
Robert D. Johnson
Chief Executive Officer