Form 10-Q
period 2011-03-31
Conquest Petroleum Inc
filed 2011-05-20
CIK 1422220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________

FORM 10-Q

[x]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: March 31, 2011

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from: ________________ to ________________

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
Spring, Texas 77386

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X ]    No[ ]

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

The number of shares of the registrant’s common stock outstanding as of May 9, 2011 was 44,719,189 shares.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, par value $0.00001 per share	OCTBB

Securities registered pursuant to Section 12(g) of the Act: None

At March 31, 2011, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $3,130,343 based on the closing price of such stock on such date of $0.07.

Conquest Petroleum Incorporated
Index to Financial Statements
(Unaudited)

PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements

Conquest Petroleum Incorporated
Consolidated Balance Sheets
(Unaudited)

	March 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$47,469	$75,699
Accounts receivable	124,974	111,928
Certificate of deposit, restricted	251,781	287,876
Restricted Cash	40,000	400,000
Other receivables	29,853	22,940
Prepaid expenses and other current assets	30,558	47,946

Total current assets	524,635	946,389

Oil and natural gas properties (successful efforts method of accounting):
Proved	3,903,407	3,903,407
Unproved	172,796	172,796
	4,076,203	4,076,203

Less accumulated depletion, depreciation and amortization	(3,257,145)	(3,236,504)

Oil and natural gas properties, net	819,058	839,699

Property and equipment:
Land	112,961	112,961
Buildings	215,445	215,445
Property improvements	244,025	244,025
Office equipment and computers	34,039	34,039
Furniture and fixtures	22,937	22,937
Field service vehicles and equipment	342,923	342,923
Drilling equipment	93,096	93,096
Total property and equipment	1,065,426	1,065,426
Less accumulated depreciation	(437,127)	(417,411)
Property and equipment, net	628,299	648,015

Other assets	225,006	225,006
Total assets	$2,196,998	$2,659,109

Conquest Petroleum Incorporated
Consolidated Balance Sheets (Continued)
(Unaudited)

	March 31, 2011	December 31, 2010
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$2,459,997	$2,452,238
Interest payable	1,688,292	1,386,658
Accrued payroll and related taxes and benefits	1,425,072	1,338,161
Accrued liabilities	840,483	831,575
Derivative liability	40,422	6,797
Production payment payable, in default	9,618,961	9,243,325
Notes payable	612,500	612,500
Notes payable, in default	625,000	625,000
Related party notes payable in default	7,341,847	7,370,333
Related party notes payable, net of discount	3,270,844	2,822,775
Convertible notes payable to related parties in default	700,000	700,000

Total current liabilities	28,623,418	27,389,362

Deferred revenue	42,500	45,000
Asset retirement obligation	1,527,757	1,519,600

Total liabilities	30,193,675	28,953,962

Stockholders’ deficit:
Preferred stock, $0.00001 par value; 50,000,000 shares authorized; 545,454 and 545,454 shares issued and outstanding at March 31, 2011 and December 31, 2010 respectively	5	5

Common stock, $0.00001 par value; 250,000,000 shares authorized; 44,720,028 and 44,715,528 shares issued and 44,719,189 and 44,714,689 shares outstanding at March 31, 2011 and December 31, 2010, respectively	450	450
Stock payable	2,332,525	2,332,525
Stock held in escrow	(447,287)	(447,287)
Additional paid-in capital	104,850,957	104,850,672
Accumulated deficit	(134,733,327)	(133,031,218)
Treasury stock, at cost (839 shares held at March 31, 2011 and December 31, 2010, respectively)	-	-

Total stockholders’ deficit	(27,996,677)	(26,294,853)

Total liabilities and stockholders’ deficit	$2,196,998	$2,659,109

See accompanying notes to consolidated financial statements

Conquest Petroleum Incorporated
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31, 2011	March 31, 2010
Revenues:
Oil and natural gas revenues	$287,367	$326,882
License fees, royalties and related services	2,500	-

Total revenues	289,867	326,882

Cost and expenses:
Production and lease operating expenses	381,897	442,620
Depletion, depreciation and amortization	42,007	91,313
Accretion of asset retirement obligation	8,157	39,989
General and administrative expenses	383,101	320,471

Total cost and expenses	815,162	894,393

Loss from operations	(525,295)	(567,511)

Other income (Expense):
Change in value of derivative liability gain(loss)	(33,625)	84,240
Interest expense, net	(1,169,882)	(1,800,658)
Loss on sale of assets	-	(49,590)
Interest Income	1,308	46
Other miscellaneous income (expense), net	25,385	(3,053)

Total other income (expense), net	(1,176,814)	(1,769,015)

Net loss	$(1,702,109)	$(2,336,526)

Net loss per common share: Basic and diluted	$(0.04)	$(0.06)

Weighted average common shares outstanding: Basic and diluted	44,716,956	39,582,305

See accompanying notes to consolidated financial statement

Conquest Petroleum Incorporated
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31, 2011	March 31, 2010
Cash flows from operating activities:
Net loss	$(1,702,109)	$(2,336,526)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Depreciation & Depletion expense	42,007	91,313
Accretion expense	8,157	39,989
Loss on sale of assets	-	49,590
Change in fair value of derivative liabilities	33,625	(84,240)
Amortization of debt discount	448,069	1,285,504
Amortization of deferred financing costs	-	6,422
Amortization of deferred revenue	(2,500)	-
Common stock issued for services	285	195
Common stock owed for services	-	52
Changes in operating assets and liabilities:
Accounts receivable	(12,498)	(69,532)
Prepaid expenses and other current assets	9,926	28,000
Other assets	396,095	-
Accounts payable	7,758	908,255
Accrued expenses	609,550	-
Net Cash Used For Operating Activities	(161,635)	(80,978)

Cash flows from investing activities:
Proceeds from sale of fixed assets	-	10,805
Cash paid for purchase of fixed assets	(1,650)	(16,690)

Net cash provided by/(used) in investing	(1,650)	(5,885)

Cash flows from financing activities:
Borrowings on production liability	163,541	-
Principal payments on related party notes payable	(28,486)	(2,950)
Net cash provided by financing activities	135,055	(2,950)

Change is cash during period	(28,230)	(89,813)
Cash at beginning of year	75,699	89,813
Cash at end of period	47,469	-

Non-cash investing and financing activities:
Anti-dilution shares issued related to note payable anti-dilution clause	-	5,788

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

Going concern

As presented in the unaudited consolidated financial statements, the Company has incurred a net loss of $1,702,109 during the three months ended March 31, 2011, and losses are expected to continue in the near term. Current liabilities exceeded current assets by $28,098,783 and the accumulated deficit is $134,733,327 at March 31, 2011.  Amounts outstanding and payable to creditors are in arrears and the Company is in negotiations with certain creditors to obtain extensions and settlements of outstanding amounts. The Company is currently in default on most of its debt obligations and the Company has no future borrowings or funding sources available under existing financing arrangements. Management anticipates that significant additional capital expenditures will be necessary to develop the Company’s oil and natural gas properties, which consist primarily of proved reserves that are non-producing, before significant positive operating cash flows will be achieved.

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained on Form 10-K for the year ended December 31, 2010 filed with the SEC on April 15, 2011.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for the year ending December 31, 2010 have been omitted.

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

Derivative Instruments

We have evaluated Topic Number 815 in determining whether the Company has a derivative related to warrants outstanding as of March 31, 2011. The literature applies to the Company for certain freestanding warrants that contain exercise price adjustment features known as down round provisions.  Based on the guidance we have concluded these instruments are required to be accounted for as a derivative liability effective upon issuance of the warrants in 2009.

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

The Company utilizes various types of financing to fund its business needs, including debt with warrants attached and other instruments indexed to its stock.  The Company reviews its warrants and conversion features of securities issued as to whether they are freestanding or contain an embedded derivative and if so, whether they are classified as a liability at each reporting period until the amount is settled and reclassified into equity with changes in fair value recognized in current earnings.  At March 31, 2011, the Company has 2,057,048 warrants outstanding to purchase common stock, the fair values of which are classified as a liability.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment.  The company evaluates its hierarchy disclosures each quarter.  The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with the warrants to purchase common stock (discussed above).  The Company classifies the fair value of the derivative liability under level three. The fair value of the derivative liability was calculated using the Black-Scholes model.  Under the Black-Scholes model using an expected life of 1.4 years, volatility of 193.70% and a risk-free interest rate of 0.30%, the Company determined the fair value of the derivative liability to be $40,422 as of March 31, 2011.

The following shows the changes in the derivative liability measured on a recurring basis for the three months ended March 31, 2011:

Derivative liability at December 31, 2010	$6,797

Loss on derivative on balance sheet, valuation date	33,625

Derivative liability at March 31, 2011	$40,422

There were no instruments valued at fair value on a non-recurring basis as of March 31, 2011 or December 31, 2010.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements and Standards

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

In December 2010, the FASB issued FASB ASU No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts,” which is now codified under FASB ASC Topic 350, “Intangibles — Goodwill and Other.” This ASU provides amendments to Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not a goodwill impairment exists. When determining whether it is more likely than not impairment exists, an entity should consider whether there are any adverse qualitative factors, such as a significant deterioration in market conditions, indicating an impairment may exist. FASB ASU No. 2010-28 is effective for fiscal years (and interim periods within those years) beginning after December 15, 2010. Early adoption is not permitted. Upon adoption of the amendments, an entity with reporting units having carrying amounts which are zero or negative is required to assess whether is it more likely than not the reporting units’ goodwill is impaired. If the entity determines impairment exists, the entity must perform Step 2 of the goodwill impairment test for that reporting unit or units. Step 2 involves allocating the fair value of the reporting unit to each asset and liability, with the excess being implied goodwill. An impairment loss results if the amount of recorded goodwill exceeds the implied goodwill. Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. This ASU is not expected to have any material impact to our future financial statements.

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

Major Customers

The Company sold oil and natural gas production that composed material concentrations of its oil and natural gas revenues as follows:

	Three Months Ended
	March 31, 2011	March 31, 2010
Interconn Resources, Inc.(1)	77%	58%

Plains (1)	23%	35%

(1) The Company does not have a formal purchase agreement with these customers, but sells production on a month-to-month basis at spot prices adjusted for field differentials

Accounts receivable concentrations by purchaser are as follows:

	March 31, 2011	December 31, 2010
Interconn Resources, Inc.(1)	43%	37%

Plains (1)	57%	63%

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

Oil and natural gas properties

The Company accounts for its oil and natural gas properties using the successful efforts method of accounting. Under this method, all costs associated with property acquisitions, successful exploratory wells, development wells, and asset retirement obligation assets are capitalized. Additionally, interest is capitalized while wells are being drilled and the underlying property is in development. Costs of exploratory wells are capitalized pending determination of whether each well has resulted in the discovery of proved reserves. Oil and natural gas mineral leasehold costs are capitalized as incurred. Items charged to expense generally include geological and geophysical costs, costs of unsuccessful exploratory wells, and oil and natural gas production costs. Capitalized costs of proved properties including associated salvage are depleted on a well-by-well or field-by-field (common reservoir) basis using the units-of-production method based upon proved producing oil and natural gas reserves. The depletion rate is the current period production as a percentage of the total proved producing reserves. The depletion rate is applied to the net book value of property costs to calculate the depletion expense. Proved reserves materially impact depletion expense. If the proved reserves decline, then the depletion rate (the rate at which we record depletion expense) increases, reducing net income.  Dispositions of oil and natural gas properties are accounted for as adjustments to capitalized costs with a gain or loss recognized upon sale.  A gain (loss) is recognized to the extent the sales price exceeds or is less than original cost or the carrying value, net of impairment.  Oil and natural gas properties are also subject to impairment testing at the end of each fiscal year, or whenever impairment indicators are prevalent. Unproved property costs are excluded from depletable costs until the related properties are developed. See impairment discussed in “Long-lived assets and intangible assets” below.

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

The following table is a reconciliation of the ARO liability for continuing operations for the three months ended March 31, 2011:

March 31, 2011
Asset retirement obligation at beginning of period	$1,519,600

Revisions to previous estimates	-

Accretion expense	8,157

Asset retirement obligation at end of period	$1,527,757

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

On January 1, 2007, the Company adopted the FASB Interpretation on accounting for uncertainty in income taxes.  The interpretation prescribes a measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return.  Additionally, the interpretation provides guidance regarding uncertain tax positions relating to de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company will classify any interest and penalties associated with income taxes as interest expense.   As of March 31, 2011, the Company had no uncertain tax positions.

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

Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilutive effects of common stock equivalents such as options, warrants and convertible securities. Due to the Company incurring a net loss from continuing operations during the three months ended March 31, 2011 and 2010, basic and diluted loss per share are the same as all potentially dilutive common stock equivalents are anti-dilutive.

Restricted Cash

This account is held by our attorney in a trust account for security reasons.  The company requests funds as needed for operations.

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

On January 1, 2009, the Company adopted Topic No. 815, and as a result the 1,500,000 warrants issued by the Company containing exercise price reset provisions, were classified as a derivative liability as of August 21, 2009 as these warrants were not deemed to be indexed to the Company’s own stock.  These warrants had an exercise price of $7.50 at issuance and expire in August 2012. The exercise price was ratcheted down to $5.47 at March 31, 2011 based on the ratchet provisions in the warrant agreement.   Also, as a part of the agreement, an additional 557,448 warrants were available to be exercised by YA global.  This totals 2,057,448 warrants due to the anti-dilution provision as of March 31, 2011.   As of March 31, 2011 and December 31, 2010, the fair value of these warrants was $40,422 and $6,797, respectively.  The change in fair value during the period ended March 31, 2011 and 2010 was $33,625 and $(84,240) and was recorded as a derivative loss and gain in the accompanying Consolidated Statements of Operations.

Note 4 – Debt

Notes payable consists of the following at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Notes payable	$612,500	$612,500

Notes payable in default	$625,000	$625,000

Related party notes payable	$4,675,000	$4,675,000

Related party notes payable in default	$7,341,847	$7,370,333

Convertible notes payable, related party in default	$700,000	$700,000

Debt balance prior to discounts	$13,954,347	$13,982,833

Less unamortized debt discount	$(1,404,156)	$(1,852,225)

Debt balance net of discounts	$12,550,191	$12,130,608
Less current maturities:
Current portion, non-convertible	$(11,850,191)	$(11,430,608)
Current Portion, convertible notes payable, related party, net of discount	$(700,000)	$(700,000)

Notes payable, net of current maturities and discount	$-	$-

The Company has a note payable for a loan taken in 2005 from an individual investor aggregating $400,000 at March 31, 2011. This note payable matured on September 30, 2007 bearing interest at fixed rate of 18%.  Interest will accrue from the note issue date and is due and payable either at maturity or quarterly or semi-annually until maturity.  The Company is in default on this note as of March 31, 2011. This note payable in default is accruing interest at an additional 10% (28% total) and additional late fees may apply.  This note payable is unsecured.   Texas usury laws prevent interest rates above 18% and as such, the Company has not accrued interest above the 18% limit. Accrued interest on this note as of March 31, 2011 is $270,000.

During 2008, the Company borrowed $100,000 from an individual at an interest rate of 18% with maturity date of April 2, 2010. Simple interest accrues from the note issue date and is due and payable monthly.  This note is in default at March 31, 2011.  No accrued interest is due on this note as of March 31, 2011.

During 2008, the Company borrowed $100,000 from an individual at an interest rate of 15% with a one year maturity.   Simple interest accrues from the note issue date and is due and payable monthly.  This note is in default at March 31, 2011. No accrued interest is due on this note as of March 31, 2011.

During 2009, the Company borrowed $25,000 due and payable on December 31, 2009 at an interest rate of 8%.   Simple interest accrues from the note issue date and is due and payable either at maturity or quarterly or semi-annually until maturity.  This note is in default at March 31, 2011. Accrued interest on this note as of March 31, 2011 is $374.

During 2009, the Company borrowed $1,500,000 due and payable on June 30, 2010 from a related party at an interest rate of 15%.  Simple interest accrues from the note issue date and is due and payable at maturity. This funding was restricted funds to bring the Delhi field wells back into production and settle certain liabilities related to an environmental claim.   The Company issued 200,000 shares of common stock as an inducement to the lender.  The 200,000 shares were valued at the closing price on the date of issuance equaling a total of $300,000.  This value was taken as a discount on debt. The discount was amortized over the life of the note according to the effective interest method. The Company received $1,477,271 of the total $1,500,000 funds related to the note. The difference of $22,729 was paid for offering costs associated with the loan.  These costs have been capitalized and were amortized according to the effective interest method over the life of the loan.  This note is in default at March 31, 2011.  In accordance with the terms of the agreement, 3,000,000 shares previously held in escrow were issued to the lender due to the default.  The shares were valued at the inception of the agreements in 2009 at $4,500,000 and were expensed in the period ended June 30, 2010 upon default.   Due to the anti-dilution provision of the agreement, 3,281,848 additional shares were also expensed at the value of $461,734 calculated periodically whenever a diluting event occurred prior to default. Accrued interest on this note as of March 31, 2011 is $394,058.

During 2009, the Company borrowed an additional $1,000,000 from this related party that was due and payable on October 31, 2010 at an interest rate of 15%.  Simple interest accrues from the note issue date and is due and payable at maturity. This funding was restricted funds to bring the Delhi field wells back into production and settle certain liabilities related to an environmental claim.  The Company issued 1,000,000 shares of common stock as an inducement to the lender, valued at the closing price on the date of issuance equaling a total of $60,000.  This value was taken as a discount on debt. The discount was amortized over the life of the note according to the effective interest method. Accrued interest on this note as of March 31, 2011 is $205,582.

In conjunction with the previous two loans, the Company issued to Lender a term assignment of an overriding royalty interest in the Delhi Field equal to fifteen percent of eight-eighths (15% of 8/8") and ten percent of eight-eighths (10% of 8/8”) of all Hydrocarbons produced and saved from or attributable or allocable to the Delhi Field net of severance taxes owing with respect thereto through December 31, 2011. Further, if a total of $7,500,000 (including the principal and interest repayments on the two notes above) is not paid by December 31, 2011, the Company will make a cash payment to cover the deficiency. The balance owed related to the overriding interest only of $5,000,000 was fully discounted upon issuance due to its attachment to the notes payable of $1,500,000, and $1,000,000. The discounts were amortized over the term of the notes payable. Amortization on the discounts related to the overriding royalty interest and the aforementioned discounts due to shares issued with the debt was $0 and $1,285,504 for the periods ending March 31, 2011 and 2010, respectively.  The discount was fully amortized as of March 31, 2011.  During the periods ending March 31, 2011 and 2010 overriding royalty payments were made against the $5,000,000 balance of $28,486 and $2,950. The net balance has been presented within related party notes payable in default on the balance sheet.

During the quarter ended June 30, 2010, the Company borrowed an additional $1,500,000 from this related party that was due and payable on April 01, 2011 at an interest rate of 15%.  Simple interest accrues from the note issue date and is due and payable at maturity. This funding was restricted funds to bring the Delhi field wells back into production.  The Company issued 1,500,000 shares of common stock as an inducement to the lender, valued at the closing price on the date of issuance equaling a total of $210,000.  This value was taken as a discount on debt.  Amortization of the discount for the three months ended March 31, 2011 was $58,827.   The discount is being

amortized over the life of the note according to the effective interest method.  As of  October 1, 2010, each of the Notes and the respective notes given pursuant to the Original Amended Agreement and the Second Loan Agreement have not been paid in full, the Company therefore after written notice from the Lender, could  begin marketing for sale the properties encumbered by the Mortgages. The Delhi and Belton field are used as collateral for the notes.  Accrued interest on this note as of March 31, 2011 is $217,140.

During 2009 The Company issued originally 5,000,000 default shares of common stock valued at $4,620,000 that were held in escrow as insurance to the lenders and will be remitted back to the Company if the note is paid in full with 15% interest. As of July 1, 2010, the Company was in default on the first loan Agreement and 3,000,000 of these shares were assumed by the lender due to default on the first note agreement.  The company valued these shares according to the closing price of the shares on the date of issuance. As of November 1, 2010, the Company was in default on the second loan Agreement, and 2,000,000 shares were assumed by the lender from the escrow.

During 2010, the Company issued 3,000,000 default shares in relation to the 2nd quarter 2010 funding (the third loan Agreement) to be held in escrow as insurance to the lenders if the note is not fully paid with 15% interest by April 1, 2011.  Shares were valued on the date of grant to be $420,000. The Company failed to meet the deadline and defaulted on this note subsequent to the balance sheet date.  As a result, the remaining shares held in escrow were issued to the lender in April of 2011.

During the 4th quarter 2010, The Company borrowed an additional $1,000,000 from this related party that was due and payable on June 30, 2011 at an interest rate of 15%. Simple interest accrues from the note issue date and is due and payable at maturity. This funding was restricted funds to bring the Delhi field back into production and settle certain other liabilities. The Company was actively pursuing a financing to relieve all debt per the Agreements with this third party. The Company agreed to pay back $3,000,000 for the $1,000,000 cash received.  The $2,000,000 shortfall was recorded as a discount. Amortization was $389,242 for the three months ended March 31, 2011.  The remaining discount of March 31, 2011 is $1,404,156.

The Company has an anti-dilution clause with the lender that any shares of capital stock (excluding the Default Shares) held by the Lender or any affiliate thereof shall represent an agreed upon percentage of all of the issued and outstanding shares of capital stock of Borrower computed on a fully diluted basis as of the date hereof, which Percentage Interest is 21.31% with funding of the third loan.  Lender shall at all times from and after the Loan Date hold a minimum equity interest in Borrower equal to the Percentage Interest, and Borrower shall not, and shall not permit any of its Subsidiaries to, take any action that in any way dilutes or impairs the Percentage Interest at any time. In the event Borrower shall (a) issue or sell (i) Equity Interests of Borrower or any of its Subsidiaries, or (ii) any options, warrants, rights, debt securities, promissory notes, or other securities exercisable or exchangeable for or convertible into shares of capital stock of Borrower or any Subsidiary thereof, (b) declare or pay any dividend or other distribution to holders of Equity Interests of Borrower or any of its Subsidiaries, or (c) repurchase or redeem any Equity Interests of Borrower or any of its Subsidiaries, and if as a result such event or occurrence dilutes or impairs in any manner and to any extent (a "Diluting Event") the Percentage Interest, Lender shall be entitled to receive, and Borrower shall issue to Lender immediately upon such event or occurrence, such additional number of shares of capital stock of Borrower such that after giving effect to any such event or occurrence Lender's equity interest in Borrower is not less than the Percentage Interest, such additional shares of capital stock to be issued to and acquired by Lender without any additional consideration of any nature. In the event prior to the Default Shares being deemed issued to Lender (and thereby covered by the language above), a Diluting Event occurs which will lessen the Default Percentage Interest, the Default Shares, without any additional consideration of any nature, shall be increased by such additional number of shares of capital stock of Borrower such that after giving effect to any such event or occurrence the number of Default Shares is not less that the Default Percentage.  Related to this clause the Company expensed additional shares owed whenever a diluting event occurs.  As of March 31, 2011, all shares owed related to this clause were fully accrued within the stock payable account.

Convertible notes payable

During 2005, the Company executed a convertible note payable with a related party investor aggregating $700,000. This note payable matured March 29, 2007, bearing interest at a fixed rate of 9%. Simple interest will accrue from the note date and is due and payable quarterly until maturity. Should the 9% convertible note go into default, interest will accrue at a rate of 18%. The note is unsecured. This note payable is convertible into shares of the Company’s common stock at an exchange rate of $7.50 per share, or into 93,333 shares of common stock.  The maturity date on this note was extended to mature on September 30, 2007 and then extended again to March 30, 2008, whereby the Company issued the note holder warrants to purchase 466,666 shares of the Company’s common stock at an exercise price of $7.50 per share for a period of five years and then issued warrants to purchase another 466,666 shares of the Company’s common stock at an exercise price of $7.50 per share for a period of three years, as fees for the extensions. The fair value of the warrants was amortized to interest expense using the effective interest method over the extension periods. The extension also revised the notes payable to bear interest at 12% from October 1, 2007 through March 30, 2008 and 18% in the event of default. The Company is currently in default on this note payable and is in negotiations with the note holder. Accrued interest as of March 31, 2011 is $420,000.

Production Payment with BlueRock Energy Capital, LTD

•
Effective May 1, 2008, the Company finalized its negotiations with BlueRock Energy Capital, LTD (“BlueRock”) to restructure its monthly production payment facility on its Marion Field. The new agreement calls for a reduction of the interest rate from its current 18% to 8% and to give back to the Company up to $25,000 of its production payment per month so that the field would be cash flow positive. The Company’s obligations  under these new terms  would be to seek refinancing of the production payment payable or the outright purchase of the production payable by no later  than the anniversary of the execution of the new agreement. Should the Company not meet this obligation, BlueRock has the option of taking back the field in full payment of the production payment payable or reverting back to the previous terms under the existing agreement. This agreement was later extended for 6 months until October 30, 2009.  The balance owed including interest for March 31, 2011 and December 31, 2010 is $9,618,961 and $9,243,325 respectively.

•
Effective May 1, 2009, the Company notified BlueRock that the Company was in default under the Conveyance and the Production Agreement.  A third amendment was finalized and the 8% interest rate was increased back to 18%.  A fourth amendment was finalized and the agreement was extended to November 30, 2009.  At March 31, 2011, the Company is in default.

In December 2006, the Company borrowed an amount of $640,000 from Robert Newton to utilize as a down payment for the purchase of the Delhi Field which was paid back. Subsequently, the purchase was closed using funds from another party. Management never assigned any interest in the property to Mr. Newton. In early 2007, the Company sold 11 wells obtained in the purchase to an offset operator for $2,200,000. Mr. Newton felt as if he should have shared in the proceeds of this sale. To compensate Mr. Newton, an Accounts Payable entry was placed on the Company’s books in the amount of $337, 500 (approximately 15% of the sale proceeds) with no maturity date. In 2009, the Company reached a verbal agreement with Mr. Newton whereby the $337,500 would be reclassified as debt with an 8% interest component retroactive to the initial entry. As of March 31, 2011 principal and interest total $443,250.

On September 30, 2010, the Company issued a Promissory Note in the amount of $150,000 to a related party, a director of the Company, in exchange for a 1% Overriding Royalty Interest he held for the Days Creek Field. The Note carries an interest rate of 10%, which is accrued and has no maturity date. As of March 31, 2011, the outstanding balance including accrued interest is $157,500.

On September 1, 2010, the Company issued a Promissory Note in the amount of $25,000 to a related party, a director of the Company, in exchange for a 10% revenue interest  in the McDermott Well #5 located in the Marion Field. The Note carries an interest rate of 10%, which is accrued and has no maturity date.. As of March 31, 2011, the outstanding balance including accrued interest is was $26,458.

On September 1, 2010, the Company issued two Promissory Notes in the amount of $50,000 each to two 3rd parties in exchange for each of their 25% revenue interest in the McDermott Well #5 located in the Marion Field. The Notes carry an interest rate of 10%, which is accrued and has no maturity date. As of March 31, 2011, the outstanding balance including accrued interest for each Note was $52,917 for a total of $105,834.

In the suit, LFI Fort Pierce, Inc. d/b/a Labor Finders, our subsidiary Tiger Bend Drilling was sued for $284,988.  This has been expensed in 2007 and is reflected in our accounts payable in 2009 and 2008.   In connection with this suit, an additional a 25% attorney fees and interest are owed and have been accrued at September 30, 2010.  In October 2010 a settlement was finalized. The Company entered into an agreement with LFI Fort Pierce d/b/a Labor Finders on October 8, 2010.  The Company agreed to deliver a $150,000 Promissory Note at (8%) annum to be paid on October 8, 2011 the maturity date to Labor Finders. Also, the Company delivered a $25,000 Promissory Note at (8%) annum to be paid on October 8, 2011, the maturity date to John F. Aplin attorney for Labor Finders.  Labor Finders agreed to fully release Conquest and Tiger Bend Drilling from all judgments.  The Company also paid court costs to John F. Aplin in the amount of $951 on October 8, 2010.  The company recognized a gain and wrote the liability amount down to the settlement amount at December 31, 2010.

Interest expense, net

Interest expense consists of the following for the three months ended March 31:

	March 31, 2011	March 31, 2010
Interest expense related to debt	$693,341	$508,732
Other Interest expense	28,472	-
Amortization of deferred financing costs	-	6,422
Amortization of debt discount	448,069	1,285,504
	$1,169,882	$1,800,658

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

During the second quarter of 2008, the Company issued 545,455 shares of Series A Preferred Stock in exchange for $3,000,000 of corporate notes payable.  At March 31, 2011 and December 31, 2010, there were 545,455 shares of Series A Preferred Stock issued and outstanding.

Common stock

During the period ending March 31, 2011 4,500 shares of common stock issued to a related party for services as a director valued at $285 based on closing stock price on March 31, 2011.

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

The following is a summary of the warrant activity for the period ended March 31, 2011:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, December 31, 2010	3,009,749	6.00

Granted	-	-
Exercised	-	-
Expired or cancelled	-	-

Outstanding March 31, 2011	3,009,749	6.00

The following is a summary of the stock option activity for the period ended March 31, 2011:

2011
	Number of Shares	Weighted Average Exercise Price
Non-vested, beginning of period	-		$-

Granted	-
Vested	-		-

Non-vested, end of period	-	$

	2011
	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of period	489,916	$7.5

Granted	-
Exercised	-	-
Expired or cancelled	-	-

Outstanding, end of period	489,916	$7.5

Note 6 - Commitments and Contingencies

Office Lease

The Company has executed a new one year lease beginning January 1, 2011 and has paid a deposit of $2,054. The 2011 lease payments will be $24,648 annually.

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

The following describes legal action being pursued against the Company outside the ordinary course of business:

•
In the suit, Raymond Thomas, et al. vs. Ashley Investment Company, et al., in the 5th Judicial District Court for Richmond Parish, Louisiana, numerous present and former owners of property were seeking damages in an unspecified amount for alleged soil, groundwater and other contamination, allegedly resulting from oil and gas operations of multiple companies in the Delhi Field in Richmond Parish, Louisiana over a time period exceeding fifty years. Originally consisting of 14,000 acres upon discovery of the field in 1952, the Company acquired an interest in leases covering 1,400 acres in 2006. Although the suit was filed in 2005, and was pending when the Company acquired its interest in 2006, as part of the acquisition terms, the Company agreed to indemnify predecessors in title, including its grantor, against ultimate damages related to the prior operations. As part of the Company’s purchase terms, a Site Specific Trust Account was established with the State of Louisiana Department of Natural Resources intended to provide funds for remediation of the lands involved in its acquired interest.  The lawsuit was settled in June 2009 with the Company being required to complete remediation of the alleged damages.  To that time, the Company had spent $750,000 on legal fees and remediation.  Subsequently, the Company incurred and paid an additional $500,000 in clean-up costs.  At March 31, 2011, the Company had no accrual for remediation costs.  The Company does not anticipate additional remediation costs.

•
In the suit, LFI Fort Pierce, Inc. d/b/a Labor Finders, our subsidiary Tiger Bend Drilling was sued for $284,988.  This has been expensed in 2007 and is reflected in our accounts payable in 2009 and 2008.   In connection with this suit, an additional a 25% attorney fees and interest are owed and have been accrued at September 30, 2010.  In October 2010 a settlement was finalized. The Company entered into an agreement with LFI Fort Pierce d/b/a Labor Finders on October 8, 2010.  The Company agreed to deliver a $150,000 Promissory Note at (8%) annum to be paid on October 8, 2011 the maturity date to Labor Finders. Also, the Company delivered a $25,000 Promissory Note at (8%) annum to be paid on October 8, 2010, the maturity date to John F. Aplin attorney for Labor Finders.  Labor Finders agreed to fully release Conquest and Tiger Bend Drilling from all judgments.  The Company also paid court costs to John F. Aplin in the amount of $951on October 8, 2010.  The company recognized a gain and wrote the liability amount down to the settlement amount at December 31, 2010. The notes and accrued interest are fully accrued as of March 31, 2011.

•
The law firm Maloney Martin & Mitchell is seeking payment for services rendered with regards to the GEF/ South Belridge settlement.  At this point the amount and probability of payment will be determined based on receiving financing. This amount has been accrued at March 31, 2011.

•
During 2008 Bailey’s Repair Service, LLC filed a lawsuit against Tiger Bend Drilling, LLC for $22,932 for past due invoices.  A default judgment was filed in favor of Bailey’s on March 1, 2011. This amount has been accrued at March 31, 2011.

•
In a suit with Pannell Kerr Forster of Texas PC (AKA PKF Texas) and  PKF (UK) LLP was seeking payment for services rendered.  This lawsuit was settled for a sum of $281,818, payable in 24 monthly installments.  If the Company defaults on monthly installment, the entire outstanding balance of $563,636 becomes due.  The Company defaulted on payments and is the process of negotiating an additional settlement. The default balance is accrued at March 31, 2011.

•	During 2009, a former employee filed a claim with the Texas Workforce Commission for back wages and severance pay. The Texas Workforce Commission awarded $284,166 to be paid on behalf of the former employee and the wages and severance pay were accrued at December 31, 2010.  The Company has appealed the ruling with the Texas Workforce Commission which has been continued to August 22, 2011.  This amount has been accrued at March 31, 2011.

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

Further, at a committee meeting held among all defendants in the Delhi Environmental lawsuit, everyone agreed to allow McGowan to lead in the physical restoration efforts and defend against unreasonable claims. Additionally, a percentage of all costs expended for expert witnesses and other matters were allocated to each party. McGowan spent the money, from their own account; but, their effort to collect is now being disputed by Chevron, Total, and Anadarko. The current estimate is approximately $277,000; and, if McGowan is unable to collect, they will look to Conquest for payment. Conquest has already borne the costs for the physical restoration.  Both of the preceding matters are corporate obligations and will have no effect on the mortgage of the property. The Company does not think the probability of losing is likely.  The $277,000 was accrued at march 31, 2011.

•
July 6, 2010 R. R. Donnelley & Sons Company was granted a judgment in the amount of $6,013.  On October 11, 2010 The Company entered into an agreement with R. R. Donnelly whereby Donnelly accepted $5,330 to be paid $500 per month starting October 15, 2010 until balance is paid in full.  The first payment was made on October 15, 2010 and the Company continues to make payments monthly.

•
The Company through a contract with a former employee received a $100,000 Loan bearing interest at 18% per annum. The Company reached an overall global settlement involving the issuance of stock and an agreement to pay the interest on the loan on a monthly basis. Since May 2009, the Company has been making interest payments of $1,500 per month. The Company was unable to make the October 1, 2010; but, upon receipt of funds, paid the November 1, 2010 payment and the delinquent payment. Subsequently, the employee’s attorney sent a Demand Letter for full payment followed by a lawsuit seeking a judgment. In December of 2010, the employee filed a Motion for Nonsuit for dismissal of the case.  The default balance is accrued as of March 31, 2011.

•
June 7, 2010 Lou Fusz Sr. 2006 Partnership filed a claim that the Company has breached a promissory note in the original principal amount of $700,000.  The company intends to seek an out-of-court settlement. The default balance is accrued as of March 31, 2011.

•
October 2010 George Fine a prior consultant filed a lawsuit with Well Enhancement Service naming Conquest as a co-defendant. Conquest does not believe there is any basis for the company to be named in the lawsuit.

•
November 2006 Days Creek Operating Company entered into an operating agreement that set out the specifics by which Conquest would be responsible for its share of operating expenses in mutually owned oil and gas interest in the Days Creek Field.  The agreement was drafted by Days Creek Operating Company and its principals. The operating agreement gave the principals the right upon default by Conquest to take possession of The Company’s interest and to convey said interest to themselves.  Days Creek Operating Company upon default of the Company took possession and filed a lawsuit for expenses and took possession of Conquests interest.  Conquest filed a third-party claim against the principals denying that it was in default and alleging cause of action for wrongful foreclosure, usury, and conversion.  Our expectation is that the Company will prevail in our countersuits which will more than offset Days Creek Operating Company’s claim.

•
The Company had reached an understanding on March 3, 2011 with a financing entity to retire current debt on four Loan Agreements by making installment payments with the first payment due by March 31, 2011 and the last payment due on June 30, 2012. In return for the initial payment, the financing entity would release the mortgages on the Delhi and Kentucky properties; and, the overriding royalty interests held by the financing entity would be extinguished. Further, upon final payment, the financing entity would return certain common stock it holds in the Company reducing its ownership percentage from 34.08% to 15%. The Company failed to make the payment on March 31, 2011; but, the Company believes the understanding is still in place. At any point, this financing entity could demand that the properties be placed up for sale. Any structure eventually agreed upon must be approved by their Investment Committee.

•
On February 4, 2011, the Company entered into a financing arrangement with another third party whereby funds were to be provided to retire the four Loan Agreements above and to pay the Production Payment and the Equipment Purchase above. Further, an additional amount of funds would become available over time to partially retire contingent liabilities and to initiate Phase 3 of the Business Plan, the development drilling on existing properties. The Company continues to pursue this financing and, if obtained, the Company would have to pledge all its assets in conjunction with the financing.

Note 7 - Subsequent Events

During 2008, the Company’s prior management failed to pay payroll taxes to the Internal Revenue Service and various state revenue agencies totaling $329,337 and $30,525 respectively.  In April, 2009, the Company made a payment of $125,000 to the Internal Revenue Service. Also, in 2009 we were informed that prior management had not filed the 2005 W-2 and W-3 tax forms which resulted in penalties and interest equaling $246,795. Then in 2011, we were notified that prior management had not filed 2007 W-2 and W-3 forms which resulted in additional penalties and interest equaling $226,554. Since this is quite a serious matter which could result in substantial penalties and interest which would be very detrimental to the Company’s financial position, the Company has hired a consulting firm to deal with the Internal Revenue Service and the State Agencies and to date has paid them $18,500. The Company has accrued all payroll liabilities and the estimated interest and penalties related to this as of March 31, 2011.  In addition to the payment made in April 2009 the company has also paid $190,132.  By making these payments the trust fund (employee’s withholding) has been paid and all taxes owed by Axiom TEP, LLC.  The balance remaining is $7,500 in taxes for Conquest and penalties and interest which are being negotiated by our consulting firm. The Company is accruing penalties and interest monthly. On May 12, 2011 we received notice that the 2005 payroll tax penalty for not filing the W-2 has been abated.  Therefore, the balance owed as of May 17, 2011 is $398,706. The balance has been fully accrued as of March 31, 2011.

On March 3, 2011 the Company had entered into an Agreement with a third party financing entity to eliminate the Production Payment on the Marion property with a cash payment due on March 31, 2011 in the amount of $2,800,000. The Company further agreed to pay the financing entity a sum of $340,000 to purchase a Nitrogen Recovery Unit on the Marion property. The Company was to assume all contingent liabilities and burdens on the property. The Company would then own the Marion property free and clear of any mortgage. This Agreement was amended as of April 1, 2011 whereby the Company was required to make the payment on April 30, 2011. The Agreement was then amended as of May 1, 2011 whereby the Company is now required to make the payment as of June 30, 2011. The purchase price was increased to $3,000,000 to achieve the extension. Further, if the Company makes the payment on or before June 30, 2011, the financing entity will also receive a stock option to purchase 497,500 shares of common stock at a stock price of $.07/share. The term of the option is ten years.

During the quarter ended June 30, 2010, the Company borrowed an additional $1,500,000 from a related party that was due and payable on April 01, 2011 at an interest rate of 15%.  Simple interest accrues from the note issue date and is due and payable at maturity.  This note was not paid at maturity on April 1, 2011 and became in default on that date.

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

Going concern

As presented in the unaudited consolidated financial statements, the Company has incurred a net loss of $1,702,109 during the three months ended March 31, 2011, and losses are expected to continue in the near term. Current liabilities exceeded current assets by $28,098,783 and the accumulated deficit is $134,733,327 at March 31, 2011.  Amounts outstanding and payable to creditors are in arrears and the Company is in negotiations with certain creditors to obtain extensions and settlements of outstanding amounts. The Company is currently in default on most of its debt obligations and the Company has no future borrowings or funding sources available under existing financing arrangements. Management anticipates that significant additional capital expenditures will be necessary to develop the Company’s oil and natural gas properties, which consist primarily of proved reserves that are non-producing, before significant positive operating cash flows will be achieved.

The accompanying unaudited consolidated financial statements are prepared as if the Company will continue as a going concern. The unaudited consolidated financial statements do not contain adjustments, including adjustments to recorded assets and liabilities, which might be necessary if the Company were unable to continue as a going concern.

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010.

Oil and Natural Gas Revenues: Oil and natural gas revenues for the three months ended March 31, 2011 and 2010 were $287,367 and $326,882, respectively, a decrease of 12.1%.   This decrease was due to loss volumes at Marion from a pipeline shut in because of nitrogen content and decrease in gas price.  The Delhi field showed an increase in revenue.

Production and Lease Operating Expenses: Production and lease operating expenses for the three months ended March 31, 2011 and 2010 were $381,897 and $442,620 respectively, a decrease of 13.7% which was due to the lack of funding.

Depletion, Depreciation and Amortization:   Depletion, depreciation, and amortization for the three months ended March 31, 2011 and 2010 was $42,007 and $91,313 respectively, a decrease of $49,306. The decrease was due to the decrease in depletion and depreciation of the reserve basis in the Marion and Belton Field.

General and Administrative Expenses: General and administrative expenses for the three months ended March 31, 2011 and 2010 were $383,101 and $320,471, respectively.  This net increase of $62,630 is due to legal fees paid to resolve prior payables and lawsuits.

    Interest Expense, net: Interest expense, net for the three months March 31, 2011 and 2010 was $1,169,882 and $1,800,658, respectively.   In October 2010, an agreement was made with lender to eliminate additional penalty and interest, to comply with usury laws.

Net Loss: The Company incurred a loss for the three months ended March 31, 2011 and 2010 of $1,702,109 and $2,336,526 respectively, specifically due to reasons discussed above

Liquidity and Capital Resources

At March 31, 2011, the Company had a working capital deficit of $28,098,783 as compared to a working capital deficit of $26,442,973 at December 31, 2010.  Current liabilities increased to $28,623,418 at March 31, 2011 from $27,389,362 at December 31, 2010.

Net cash used in operating activities totaled $161,636 for the three months ended March 31, 2011.  Net cash used in operating activities totaled $80,978 for the three months ended March 31, 2010. Net cash used in operating activities for the 2011 period consists primarily of the net loss of $1,702,109.  The reduction in cash used in operating activities in the 2011 period was primarily due to the limited availability of funds.

Net cash used in investing activities totaled $1,650 for the three months ended March 31, 2011.  Net cash used in investing activities totaled $5,885 for the three months ended March 31, 2010.

Net cash provided by financing activities totaled $135,055 for the three months ended March 31, 2011.  Net cash used in  financing activities totaled $2,950 for the three months ended March 31, 2010.

While the Company is actively seeking additional funding sources, no future borrowing or funding sources are available under existing financing arrangements.

Item 3.	Quantitative and Qualitative Disclosures about market risk.

None.

Item 4.	Controls and Procedures.

Management’s assessment of the effectiveness of the registrant’s internal control over financial reporting is as of the quarter ended March 31, 2011.  Based on that evaluation, our management concluded that our control over financial reporting and related disclosure controls and procedures were not effective because our accounting processes lack appropriate segregation of responsibilities and accounting technical expertise necessary for an effective system of internal control. We believe that our lack of technical expertise constitutes a material weakness in our internal control. In addition to this material weakness, Management’s assessment showed that the following material weaknesses from the quarter ended March 31, 2011.

As of March 31, 2011, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any director who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

As of March 31, 2011, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

This lack of internal controls over financial reporting resulted in numerous adjusting journal entries proposed by our independent auditor during their review of the quarter ended March 31, 2011.

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

•
In the suit, Raymond Thomas, et al. vs. Ashley Investment Company, et al., in the 5th Judicial District Court for Richmond Parish, Louisiana, numerous present and former owners of property were seeking damages in an unspecified amount for alleged soil, groundwater and other contamination, allegedly resulting from oil and gas operations of multiple companies in the Delhi Field in Richmond Parish, Louisiana over a time period exceeding fifty years. Originally consisting of 14,000 acres upon discovery of the field in 1952, the Company acquired an interest in leases covering 1,400 acres in 2006. Although the suit was filed in 2005, and was pending when the Company acquired its interest in 2006, as part of the acquisition terms, the Company agreed to indemnify predecessors in title, including its grantor, against ultimate damages related to the prior operations. As part of the Company’s purchase terms, a Site Specific Trust Account was established with the State of Louisiana Department of Natural Resources intended to provide funds for remediation of the lands involved in its acquired interest.  The lawsuit was settled in June 2009 with the Company being required to complete remediation of the alleged damages.  To that time, the Company had spent $750,000 on legal fees and remediation.  Subsequently, the Company incurred and paid an additional $500,000 in clean-up costs.  At March 31, 2011, the Company had no accrual for remediation costs.  The Company does not anticipate additional remediation costs.

•
In the suit, LFI Fort Pierce, Inc. d/b/a Labor Finders, our subsidiary Tiger Bend Drilling was sued for $284,988.  This has been expensed in 2007 and is reflected in our accounts payable in 2009 and 2008.   In connection with this suit, an additional a 25% attorney fees and interest are owed and have been accrued at September 30, 2010.  In October 2010 a settlement was finalized. The Company entered into an agreement with LFI Fort Pierce d/b/a Labor Finders on October 8, 2010.  The Company agreed to deliver a $150,000 Promissory Note at (8%) annum to be paid on October 8, 2011 the maturity date to Labor Finders. Also, the Company delivered a $25,000 Promissory Note at (8%) annum to be paid on October 8, 2010, the maturity date to John F. Aplin attorney for Labor Finders.  Labor Finders agreed to fully release Conquest and Tiger Bend Drilling from all judgments.  The Company also paid court costs to John F. Aplin in the amount of $951on October 8, 2010.  The company recognized a gain and wrote the liability amount down to the settlement amount at December 31, 2010. The notes and accrued interest are fully accrued as of March 31, 2011.

•
The law firm Maloney Martin & Mitchell is seeking payment for services rendered with regards to the GEF/ South Belridge settlement.  At this point the amount and probability of payment will be determined based on receiving financing. This amount has been accrued at March 31, 2011.

•
During 2008 Bailey’s Repair Service, LLC filed a lawsuit against Tiger Bend Drilling, LLC for $22,932 for past due invoices.  A default judgment was filed in favor of Bailey’s on March 1, 2011. This amount has been accrued at March 31, 2011.

•
In a suit with Pannell Kerr Forster of Texas PC (AKA PKF Texas) and  PKF (UK) LLP was seeking payment for services rendered.  This lawsuit was settled for a sum of $281,818, payable in 24 monthly installments.  If the Company defaults on monthly installment, the entire outstanding balance of $563,636 becomes due.  The Company defaulted on payments and is the process of negotiating an additional settlement. The default balance is accrued at March 31, 2011.

•
During 2009, a former employee filed a claim with the Texas Workforce Commission for back wages and severance pay.  The Texas Workforce Commission awarded $284,166 to be paid on behalf of the former employee and the wages and severance pay were accrued at December 31, 2010.  The Company has appealed the ruling with the Texas Workforce Commission which has been continued to August 22, 2011.  This amount has been accrued at March 31, 2011.

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

Further, at a committee meeting held among all defendants in the Delhi Environmental lawsuit, everyone agreed to allow McGowan to lead in the physical restoration efforts and defend against unreasonable claims. Additionally, a percentage of all costs expended for expert witnesses and other matters were allocated to each party. McGowan spent the money, from their own account; but, their effort to collect is now being disputed by Chevron, Total, and Anadarko. The current estimate is approximately $277,000; and, if McGowan is unable to collect, they will look to Conquest for payment. Conquest has already borne the costs for the physical restoration.  Both of the preceding matters are corporate obligations and will have no effect on the mortgage of the property. The Company does not think the probability of losing is likely.  The $277,000 was accrued at march 31, 2011.

•
July 6, 2010 R. R. Donnelley & Sons Company was granted a judgment in the amount of $6,013.  On October 11, 2010 The Company entered into an agreement with R. R. Donnelly whereby Donnelly accepted $5,330 to be paid $500 per month starting October 15, 2010 until balance is paid in full.  The first payment was made on October 15, 2010 and the Company continues to make payments monthly.

•
The Company through a contract with a former employee received a $100,000 Loan bearing interest at 18% per annum. The Company reached an overall global settlement involving the issuance of stock and an agreement to pay the interest on the loan on a monthly basis. Since May 2009, the Company has been making interest payments of $1,500 per month. The Company was unable to make the October 1, 2010; but, upon receipt of funds, paid the November 1, 2010 payment and the delinquent payment. Subsequently, the employee’s attorney sent a Demand Letter for full payment followed by a lawsuit seeking a judgment. In December of 2010, the employee filed a Motion for Nonsuit for dismissal of the case.  The default balance is accrued as of March 31, 2011.

•
June 7, 2010 Lou Fusz Sr. 2006 Partnership filed a claim that the Company has breached a promissory note in the original principal amount of $700,000.  The company intends to seek an out-of-court settlement. The default balance is accrued as of March 31, 2011.

•
October 2010 George Fine a prior consultant filed a lawsuit with Well Enhancement Service naming Conquest as a co-defendant. Conquest does not believe there is any basis for the company to be named in the lawsuit.

•
November 2006 Days Creek Operating Company entered into an operating agreement that set out the specifics by which Conquest would be responsible for its share of operating expenses in mutually owned oil and gas interest in the Days Creek Field.  The agreement was drafted by Days Creek Operating Company and its principals. The operating agreement gave the principals the right upon default by Conquest to take possession of The Company’s interest and to convey said interest to themselves.  Days Creek Operating Company upon default of the Company took possession and filed a lawsuit for expenses and took possession of Conquests interest.  Conquest filed a third-party claim against the principals denying that it was in default and alleging cause of action for wrongful foreclosure, usury, and conversion.  Our expectation is that the Company will prevail in our countersuits which will more than offset Days Creek Operating Company’s claim.

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

CONQUEST PETROLEUM INCORPORATED
(Registrant)

Date: May 20, 2011	By:	/s/ Robert D. Johnson
Robert D. Johnson
Chief Executive Officer