Form 10-Q
period 2011-06-30
Conquest Petroleum Inc
filed 2011-08-15
CIK 1422220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: June 30, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from: to

Commission File No.: 000-53093

Conquest Petroleum Incorporated
(Exact name of registrant as specified in its charter)

TEXAS	20-0650828
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13131 Champions Drive, Suite 205
Houston, Texas  77069
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
Yes ☒   No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting Company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting Company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting Company ☒
(Do not check if a smaller reporting Company)

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

The number of shares of the registrant’s common stock outstanding as of June 30, 2011 was 44,719,189 shares.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, par value $0.00001 per share	OCTBB

Securities registered pursuant to Section 12(g) of the Act: None

At June 30, 2011, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $2,683,151 based on the closing price of such stock on such date of $0.06.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Conquest Petroleum Incorporated
Consolidated Balance Sheets
(Unaudited)

	June 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$2,122	$75,699
Accounts receivable	116,971	111,928
Certificate of deposit, restricted	251,781	287,876
Restricted Cash	100	400,000
Other receivables	36,557	22,940
Prepaid expenses and other current assets	15,660	47,946

Total current assets	423,191	946,389

Oil and natural gas properties (successful efforts method of accounting):
Proved	3,907,957	3,903,407
Unproved	172,796	172,796
	4,080,753	4,076,203

Less accumulated depletion, depreciation and amortization	(3,279,859)	(3,236,504)

Oil and natural gas properties, net	800,894	839,699

Property and equipment:
Land	112,961	112,961
Buildings	215,445	215,445
Property improvements	199,500	244,025
Office equipment and computers	34,039	34,039
Furniture and fixtures	22,937	22,937
Field service vehicles and equipment	342,923	342,923
Drilling equipment	93,096	93,096
Total property and equipment	1,020,901	1,065,426
Less accumulated depreciation	(412,154)	(417,411)
Property and equipment, net	608,747	648,015

Other assets	167,928	225,006

Total assets	$2,000,760	$2,659,109

Conquest Petroleum Incorporated
Consolidated Balance Sheets (Continued)
(Unaudited)

	June 30, 2011	December 31, 2010
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$2,522,827	$2,452,238
Interest payable	1,951,167	1,386,658
Accrued payroll and related taxes and benefits	1,759,073	1,338,161
Accrued liabilities	350,688	831,575
Derivative liability	1,835	6,797
Production payment payable, current	9,980,069	9,243,325
Notes payable	612,500	612,500
Notes payable, in default	625,000	625,000
Related party notes payable in default	8,815,469	7,370,333
Related party notes payable	2,275,959	2,822,775
Convertible notes payable to related parties in default, net of discount	700,000	700,000

Total current liabilities	29,594,587	27,389,362

Deferred revenue	40,000	45,000
Asset retirement obligation	1,605,930	1,519,600

Total liabilities	31,240,517	28,953,962

Stockholders’ deficit:
Preferred stock, $0.00001 par value; 50,000,000 shares authorized; 545,454 and 545,454 shares issued and outstanding at June 30, 2011 and December 31, 2010 respectively	5	5

Common stock, $0.00001 par value; 250,000,000 shares authorized; 44,720,028 and 44,715,528 shares issued and 44,719,189 and 44,714,689 shares outstanding at June 30, 2011 and December 31, 2010, respectively	450	450
Stock payable	2,332,615	2,332,525
Stock held in escrow	-	(447,287)
Additional paid-in capital	104,880,688	104,850,672
Accumulated deficit	(136,453,515)	(133,031,218)
Treasury stock, at cost (839 shares held at June 30, 2011 and December 31, 2010, respectively)	-	-

Total stockholders’ deficit	(29,239,757)	(26,294,853)

Total liabilities and stockholders’ deficit	$2,000,760	$2,659,109

See accompanying notes to consolidated financial statements

Conquest Petroleum Incorporated
Consolidated Statements of Operations
(Unaudited)

	Three Months Ending June 30		Six Months Ending June 30
	2011	2010	2011	2010
Revenues:
Oil and natural gas revenues	$298,902	313,816	$586,269	$640,697
License fees, royalties and related services	2,500	10,000	5,000	10,000

Total revenues	301,402	323,816	591,269	650,697

Cost and expenses:
Production and lease operating expenses	221,002	419,888	602,899	862,508
Depletion, depreciation and amortization	40,616	103,880	82,623	195,193
Accretion of asset retirement obligation	80,955	13,183	89,112	53,172
Loss on well plug and abandonment	1,217	-	1,217	-
Impairment of Intangible Assets	6,978	-	6,978	-
General and administrative expenses	301,087	5,429,509	684,188	5,749,979

Total cost and expenses	651,855	5,966,460	1,467,017	6,860,852

Loss from operations	(350,453)	(5,642,644)	(875,748)	(6,210,155)

Other income (Expense):

Change in value of derivative liability gain(loss)	38,587	(16,679)	4,962	67,561
Interest expense, net	(1,211,588)	(2,474,606)	(2,381,470)	(4,275,264)
Gain/( Loss) on sale of assets	-	1,348	-	(48,242)
Loss on settlements	248,031	-	248,031	-
Interest Income	2,524	1,466	3,832	1,512
Other miscellaneous income (expense), net	(2)	(6,168)	25,383	(9,221)
Penalties on GEF default	(447,287)	-	(447,287)	-

Total other income (expense), net	(1,369,735)	(2,494,639)	(2,546,549)	(4,263,654)

Net loss	$(1,720,188)	(8,137,283)	$(3,422,297)	$(10,473,809)

Net loss per common share: Basic and diluted	$(0.04)	(0.18)	$(0.08)	$(0.25)

Weighted average common shares outstanding: Basic and diluted	44,719,189	44,314,856	44,718,079	41,962,067

See accompanying notes to consolidated financial statement

Conquest Petroleum Incorporated
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ending
	June 30, 2011	June 30, 2010
Cash flows from continuing operating activities:
Net loss for continuing operations	$(3,422,297)	$(10,473,809)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation & Depletion expense	82,623	195,193
Accretion expense	89,112	53,172
Loss on sale of assets	-	48,242
Change in fair value of derivative liabilities	(4,962)	(67,561)
Loss on write off of investment in technology	6,978	-
Gain on abatement of taxes	(248,031)	-
Amortization of debt discount	953,184	3,144,596
Bad debt expense	50,000	10,000
Bad debt recovery	(16,000)	-
Warrants issued for note extension	29,731	-
Loss on plugging of well	1,217	-
Expense escrow shares due to default on related party note	447,287	-
Amortization of deferred financing costs	-	10,855
Amortization of deferred revenue	(5,000)	(10,000)
Common stock issued for services	375	337
Common stock owed due to anti-dilution clause in note payable	-	11,019
Common stock transferred due to default on note payable	-	4,500,000
Common stock owed due to default on note payable	-	461,734
Changes in operating assets and liabilities:
Accounts receivable	(11,199)	(77,993)
Restricted cash	-	(188,100)
Prepaid expenses and other current assets	24,825	55,741
Other current assets	436,095	-
Accounts payable	70,590	838,597
Accrued expenses	752,565	-
ARO	(4,000)	-
Accrued interest	428,279	-
Net Cash Used For Operating Activities	(338,628)	(1,487,977)

Cash flows from investing activities:
Proceeds from sale of fixed assets	-	10,805
Principal payments received for note receivable	16,000	-
Cash paid for purchase of fixed assets	(4,550)	(25,486)

Net cash provided by/(used) in investing	11,450	(14,681)

Cash flows from financing activities:
Borrowings on production liability	308,465	-
Proceeds - issuance of notes payable	-	1,500,000
Principal payments on notes payable - related parties	-	(25,000)
Principal payments on notes payable	(54,864)	(30,806)
Net cash provided by financing activities	253,601	1,444,194

Change is cash during period	(73,577)	(58,464)
Cash at beginning of year	75,699	89,813
Cash at end of period	2,122	31,349

Supplementary cash flow information:
Cash paid for interest	-	17,673

Non-cash investing and financing activities:
Shares issued by shareholder to relieve stock payable	-	30,000
Anti-dilution shares issued related to note payable anti-dilution clause	-	26,051
Default shared issued to escrow related to note payable	-	420,000

See notes to consolidated financial statements.

Conquest Petroleum Incorporated
Notes to the Consolidated Financial Statements (unaudited)

Note 1 –                      Financial Statement Presentation

Organization and nature of operations

CONQUEST PETROLEUM INCORPORATED, formerly Maxim TEP, Inc. was formed in 2004 as a Texas corporation to acquire, develop, produce and exploit oil and natural gas properties. The Company’s major oil and natural gas properties are located in Louisiana, and Kentucky. The Company’s executive offices are located in Houston, Texas.  At the annual shareholder’s meeting in June, 2009, the shareholders approved the change of Maxim TEP, Inc. to Conquest Petroleum Incorporated to more closely identify the Company as independent oil and gas company and approved a 10-for-1 reverse stock split.  On August 5, 2009, after approval from the regulatory agencies, the name change to Conquest Petroleum Incorporated and the 10-for-1 reverse stock split became effective.  In connection with the 10-for-1 reverse stock split and name change, the new trading symbol has been changed from (OTCBB: MTIM) to (OTCBB: CQPT).

Going concern

As presented in the unaudited consolidated financial statements, the Company has incurred a net loss of $3,422,297during the six months ended June 30, 2011, and losses are expected to continue in the near term. Current liabilities exceeded current assets by $29,171,396 and the accumulated deficit is $136,453,515 at June 30, 2011.  Amounts outstanding and payable to creditors are in arrears and the Company is in negotiations with certain creditors to obtain extensions and settlements of outstanding amounts. The Company is currently in default on most of its debt obligations and the Company has no future borrowings or funding sources available under existing financing arrangements. Management anticipates that significant additional capital expenditures will be necessary to develop the Company’s oil and natural gas properties, which consist primarily of proved reserves that are non-producing, before significant positive operating cash flows will be achieved.

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

Property and equipment

Property and equipment are recorded at cost less accumulated depreciation. Cost of repairs and maintenance are expensed as they are incurred. Major repairs that extend the useful life of equipment are capitalized and depreciated over the remaining estimated useful life. When property and equipment are sold or otherwise disposed, the related costs and accumulated depreciation are removed from the respective accounts and the gains or losses realized on the disposition are reflected in operations. The Company uses the straight-line method in computing depreciation for financial reporting purposes.

Derivative Instruments

We have evaluated Topic Number 815 in determining whether the Company has a derivative related to warrants outstanding as of June 30, 2011. The literature applies to the Company for certain freestanding warrants that contain exercise price adjustment features known as down round provisions.  Based on the guidance we have concluded these instruments are required to be accounted for as a derivative liability effective upon issuance of the warrants in 2009.

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

The Company utilizes various types of financing to fund its business needs, including debt with warrants attached and other instruments indexed to its stock.  The Company reviews its warrants and conversion features of securities issued as to whether they are freestanding or contain an embedded derivative and if so, whether they are classified as a liability at each reporting period until the amount is settled and reclassified into equity with changes in fair value recognized in current earnings.  At June 30, 2011, the Company has 2,057,048 warrants outstanding to purchase common stock, the fair values of which are classified as a liability.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment.  The company evaluates its hierarchy disclosures each quarter.  The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with the warrants to purchase common stock (discussed above).  The Company classifies the fair value of the derivative liability under level three. The fair value of the derivative liability was calculated using the Black-Scholes model.  Under the Black-Scholes model using an expected life of 1.1 years, volatility of 158.97% and a risk-free interest rate of 0.19%, the Company determined the fair value of the derivative liability to be $1,835 as of June 30, 2011.

The following shows the changes in the derivative liability measured on a recurring basis for the six months ended June 30, 2011:

Derivative liability at December 31, 2010	$6,797

Gain on derivative on balance sheet, valuation date	(4,962)

Derivative liability at June 30, 2011	$1,835

There were no instruments valued at fair value on a non-recurring basis as of June 30, 2011 or December 31, 2010.

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

Major Customers

The Company sold oil and natural gas production that composed material concentrations of its oil and natural gas revenues as follows:

	Six Months Ending
	June 30, 2011	June 30, 2010
Interconn Resources, Inc.(1)	83%	76%

Plains (1)	17%	22%

(1) The Company does not have a formal purchase agreement with these customers, but sells production on a month-to-month basis at spot prices adjusted for field differentials

Accounts receivable concentrations by purchaser are as follows:

	June 30, 2011	December 31, 2010
Interconn Resources, Inc.(1)	44%	74%

Plains (1)	56%	26%

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

During the six months ended June 30, 2011 the company noted impairment indicators on intangible assets related to investments in drilling technology.  The investments were fully impaired for a loss of $6,978 as the fair value of the asset was determined to be zero.

Note receivable

The Company realized that a note for $50,000 was uncollectable after discussion with the third party.  Therefore, the note was written off to bad debt expense during the six months ended June 30, 2011.

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

The following table is a reconciliation of the ARO liability for continuing operations for the six months ended June 30, 2011:

June 30, 2011
Asset retirement obligation at beginning of period	$1,519,600

Wells plugged and abandoned	(2,782)

Accretion expense	89,112

Asset retirement obligation at end of period	$1,605,930

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

On January 1, 2007, the Company adopted the FASB Interpretation on accounting for uncertainty in income taxes.  The interpretation prescribes a measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return.  Additionally, the interpretation provides guidance regarding uncertain tax positions relating to de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company will classify any interest and penalties associated with income taxes as interest expense.   As of June 30, 2011, the Company had no uncertain tax positions.

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

Basic earnings per share are computed using the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilutive effects of common stock equivalents such as options, warrants and convertible securities. Due to the Company incurring a net loss from continuing operations during the six months ended June 30, 2011 and 2010, basic and diluted loss per share are the same as all potentially dilutive common stock equivalents are anti-dilutive.

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

On January 1, 2009, the Company adopted Topic No. 815, and as a result the 1,500,000 warrants issued by the Company containing exercise price reset provisions, were classified as a derivative liability as of August 21, 2009 as these warrants were not deemed to be indexed to the Company’s own stock.  These warrants had an exercise price of $7.50 at issuance and expire in August 2012. The exercise price was ratcheted down to $5.47 at June 30, 2011 based on the ratchet provisions in the warrant agreement.   Also, as a part of the agreement, an additional 557,448 warrants were available to be exercised by YA global.  This totals 2,057,448 warrants due to the anti-dilution provision as of June 30, 2011.   As of June 30, 2011 and December 31, 2010, the fair value of these warrants was $1,835 and $6,797, respectively.  The change in fair value during the period ended June 30, 2011 and 2010 was $4,962 and $67,561 and was recorded as a derivative gain in the accompanying Consolidated Statements of Operations.

Note 4 –                      Debt

Notes payable consists of the following at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Notes payable	$612,500	$612,500

Notes payable in default	$625,000	$625,000

Related party notes payable	$3,175,000	$4,675,000

Related party notes payable in default	$8,815,469	$7,370,333

Convertible notes payable, related party in default	$700,000	$700,000

Debt balance prior to discounts	$13,927,969	$13,982,833

Less unamortized debt discount	$(899,041)	$(1,852,225)

Debt balance net of discounts	$13,028,928	$12,130,608
Less current maturities:
Current portion, non-convertible	$(12,328,928	$(11,430,608)
Current Portion, convertible notes payable, related party, net of discount	$(700,000)	$(700,000)

Notes payable, net of current maturities and discount	$-	$-

The Company has a note payable for a loan taken in 2005 from an individual investor aggregating $400,000 at June 30, 2011. This note payable matured on September 30, 2007 bearing interest at fixed rate of 18%.  Interest will accrue from the note issue date and is due and payable either at maturity or quarterly or semi-annually until maturity.  The Company is in default on this note as of June 30, 2011. Accrued interest on this note as of June 30, 2011 is $288,000.

During 2008, the Company borrowed $100,000 from an individual at an interest rate of 18% with maturity date of April 2, 2010. Simple interest accrues from the note issue date and is due and payable monthly.  This note is in default at June 30, 2011.  Accrued interest on this note as of June 30, 2011 is $3,750.

During 2008, the Company borrowed $100,000 from an individual at an interest rate of 15% with a one year maturity.   Simple interest accrues from the note issue date and is due and payable monthly.  This note is in default at June 30, 2011. Accrued interest on this note as of June 30, 2011 is $4,500.

During 2009, the Company borrowed $25,000 due and payable on December 31, 2009 at an interest rate of 8%.   Simple interest accrues from the note issue date and is due and payable either at maturity or quarterly or semi-annually until maturity.  This note is in default at June 30, 2011. Accrued interest on this note as of June 30, 2011 is $1,812.

During 2009, the Company borrowed $1,500,000 due and payable on June 30, 2010 from a related party at an interest rate of 15%.  Simple interest accrues from the note issue date and is due and payable at maturity. This funding was restricted funds to bring the Delhi field wells back into production and settle certain liabilities related to an environmental claim.   The Company issued 200,000 shares of common stock as an inducement to the lender.  The 200,000 shares were valued at the closing price on the date of issuance equaling a total of $300,000.  This value was taken as a discount on debt. The discount was amortized over the life of the note according to the effective interest method. The Company received $1,477,271 of the total $1,500,000 funds related to the note. The difference of $22,729 was paid for offering costs associated with the loan.  These costs have been capitalized and were amortized according to the effective interest method over the life of the loan.  This note is in default at June 30, 2011.  In accordance with the terms of the agreement, 3,000,000 shares previously held in escrow were issued to the lender due to the default.  The shares were valued at the inception of the agreements in 2009 at $4,500,000 and were expensed in the period ended June 30, 2010 upon default.   Due to the anti-dilution provision of the agreement, 3,281,848 additional shares were also expensed at the value of $461,734 calculated periodically whenever a diluting event occurred prior to default. Accrued interest on this note as of June 30, 2011 is $450,000.

During 2009, the Company borrowed an additional $1,000,000 from this related party that was due and payable on October 31, 2010 at an interest rate of 15%.  Simple interest accrues from the note issue date and is due and payable at maturity. This funding was restricted funds to bring the Delhi field wells back into production and settle certain liabilities related to an environmental claim.  The Company issued 1,000,000 shares of common stock as an inducement to the lender, valued at the closing price on the date of issuance equaling a total of $60,000.  This value was taken as a discount on debt. The discount was amortized over the life of the note according to the effective interest method. Accrued interest on this note as of June 30, 2011 is $250,000.

In conjunction with the previous two loans, the Company issued to Lender a term assignment of an overriding royalty interest in the Delhi Field equal to fifteen percent of eight-eighths (15% of 8/8") and ten percent of eight-eighths (10% of 8/8”) of all Hydrocarbons produced and saved from or attributable or allocable to the Delhi Field net of severance taxes owing with respect thereto through December 31, 2011. Further, if a total of $7,500,000 (including the principal and interest repayments on the two notes above) is not paid by December 31, 2011, the Company will make a cash payment to cover the deficiency. The balance owed related to the overriding interest only of $5,000,000 was fully discounted upon issuance due to its attachment to the notes payable of $1,500,000, and $1,000,000. The discounts were amortized over the term of the notes payable. Amortization on the discounts related to the overriding royalty interest and the aforementioned discounts due to shares issued with the debt was $0 and $3,097,056 for the periods ending June 30, 2011 and 2010, respectively.  The discount was fully amortized as of June 30, 2011.  During the periods ending June 30, 2011 and 2010 overriding royalty payments were made against the $5,000,000 balance of $54,864 and $26,981.  As of June 30, 2011 $7,315,469 was owed for these notes and related balloon payments. The net balance has been presented within related party notes payable in default on the balance sheet.

During the quarter ended June 30, 2010, the Company borrowed an additional $1,500,000 from this related party that was due and payable on April 01, 2011 at an interest rate of 15%.  Simple interest accrues from the note issue date and is due and payable at maturity. This funding was restricted funds to bring the Delhi field wells back into production.  The Company issued 1,500,000 shares of common stock as an inducement to the lender, valued at the closing price on the date of issuance equaling a total of $210,000.  This value was taken as a discount on debt.  The discount was fully amortized as of June 30, 2011.  The discount is being amortized over the life of the note according to the effective interest method.  As of  October 1, 2010, each of the Notes and the respective notes given pursuant to the Original Amended Agreement and the Second Loan Agreement have not been paid in full, the Company therefore after written notice from the Lender, could  begin marketing for sale the properties encumbered by the Mortgages. The Delhi and Belton field are used as collateral for the notes.  Accrued interest on this note as of June 30, 2011 is $281,250.

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

During 2010, the Company issued 3,000,000 default shares in relation to the 2nd quarter 2010 funding (the third loan Agreement) to be held in escrow as insurance to the lenders if the note is not fully paid with 15% interest by April 1, 2011.  Shares were valued on the date of grant to be $420,000. Additional shares were owed related to these default shares valued at $27,287. The Company failed to meet the deadline and defaulted on this note subsequent to the balance sheet date.  As a result, the remaining shares held in escrow were issued to the lender in April of 2011, and the value of the shares issued and owed of $447,287 was expensed at the time.

During the 4th quarter 2010, The Company borrowed an additional $1,000,000 from this related party that was due and payable on June 30, 2011 at an interest rate of 15%. Simple interest accrues from the note issue date and is due and payable at maturity. This funding was restricted funds to bring the Delhi field back into production and settle certain other liabilities. The Company was actively pursuing a financing to relieve all debt per the Agreements with this third party. The Company agreed to pay back $3,000,000 for the $1,000,000 cash received.  The $2,000,000 shortfall was recorded as a discount. Amortization was $894,357 for the six months ended June 30, 2011.  The remaining discount as of June 30, 2011 is $889,041.  Accrued interest on this note as of June 30, 2011 is $102,059.

The Company has an anti-dilution clause with the lender that any shares of capital stock (excluding the Default Shares) held by the Lender or any affiliate thereof shall represent an agreed upon percentage of all of the issued and outstanding shares of capital stock of Borrower computed on a fully diluted basis as of the date hereof, which Percentage Interest is 21.31% with funding of the third loan.  Lender shall at all times from and after the Loan Date hold a minimum equity interest in Borrower equal to the Percentage Interest, and Borrower shall not, and shall not permit any of its Subsidiaries to, take any action that in any way dilutes or impairs the Percentage Interest at any time. In the event Borrower shall (a) issue or sell (i) Equity Interests of Borrower or any of its Subsidiaries, or (ii) any options, warrants, rights, debt securities, promissory notes, or other securities exercisable or exchangeable for or convertible into shares of capital stock of Borrower or any Subsidiary thereof, (b) declare or pay any dividend or other distribution to holders of Equity Interests of Borrower or any of its Subsidiaries, or (c) repurchase or redeem any Equity Interests of Borrower or any of its Subsidiaries, and if as a result such event or occurrence dilutes or impairs in any manner and to any extent (a "Diluting Event") the Percentage Interest, Lender shall be entitled to receive, and Borrower shall issue to Lender immediately upon such event or occurrence, such additional number of shares of capital stock of Borrower such that after giving effect to any such event or occurrence Lender's equity interest in Borrower is not less than the Percentage Interest, such additional shares of capital stock to be issued to and acquired by Lender without any additional consideration of any nature. In the event prior to the Default Shares being deemed issued to Lender (and thereby covered by the language above), a Diluting Event occurs which will lessen the Default Percentage Interest, the Default Shares, without any additional consideration of any nature, shall be increased by such additional number of shares of capital stock of Borrower such that after giving effect to any such event or occurrence the number of Default Shares is not less that the Default Percentage.  Related to this clause the Company expensed additional shares owed whenever a diluting event occurs.  As of June 30, 2011, all shares owed related to this clause were fully accrued within the stock payable account.

Convertible notes payable

During 2005, the Company executed a convertible note payable with a related party investor aggregating $700,000. This note payable matured March 29, 2007, bearing interest at a fixed rate of 9%. Simple interest will accrue from the note date and is due and payable quarterly until maturity. Should the 9% convertible note go into default, interest will accrue at a rate of 18%. The note is unsecured. This note payable is convertible into shares of the Company’s common stock at an exchange rate of $7.50 per share, or into 93,333 shares of common stock.  The maturity date on this note was extended to mature on September 30, 2007 and then extended again to March 30, 2008, whereby the Company issued the note holder warrants to purchase 466,666 shares of the Company’s common stock at an exercise price of $7.50 per share for a period of five years and then issued warrants to purchase another 466,666 shares of the Company’s common stock at an exercise price of $7.50 per share for a period of three years, as fees for the extensions. The fair value of the warrants was amortized to interest expense using the effective interest method over the extension periods. The extension also revised the notes payable to bear interest at 12% from October 1, 2007 through March 30, 2008 and 18% in the event of default. The Company is currently in default on this note payable and is in negotiations with the note holder. Accrued interest as of June 30, 2011 is $451,500.

Production Payment with BlueRock Energy Capital, LTD

•
Effective May 1, 2008, the Company finalized its negotiations with BlueRock Energy Capital, LTD (“BlueRock”) to restructure its monthly production payment facility on its Marion Field. The new agreement calls for a reduction of the interest rate from its current 18% to 8% and to give back to the Company up to $25,000 of its production payment per month so that the field would be cash flow positive. The Company’s obligations  under these new terms  would be to seek refinancing of the production payment payable or the outright purchase of the production payable by no later  than the anniversary of the execution of the new agreement. Should the Company not meet this obligation, BlueRock has the option of taking back the field in full payment of the production payment payable or reverting back to the previous terms under the existing agreement. This agreement was later extended for 6 months until October 30, 2009.  The balance owed including interest for June 30, 2011 and December 31, 2010 is $9,980,069 and $9,243,325 respectively.

•
Effective May 1, 2009, the Company notified BlueRock that the Company was in default under the Conveyance and the Production Agreement.  A third amendment was finalized and the 8% interest rate was increased back to 18%.  A fourth amendment was finalized and the agreement was extended to November 30, 2009.  At June 30, 2011, the Company is in default.

In December 2006, the Company borrowed an amount of $640,000 from Robert Newton to utilize as a down payment for the purchase of the Delhi Field which was paid back. Subsequently, the purchase was closed using funds from another party. Management never assigned any interest in the property to Mr. Newton. In early 2007, the Company sold 11 wells obtained in the purchase to an offset operator for $2,200,000. Mr. Newton felt as if he should have shared in the proceeds of this sale. To compensate Mr. Newton, an Accounts Payable entry was placed on the Company’s books in the amount of $337, 500 (approximately 15% of the sale proceeds) with no maturity date. In 2009, the Company reached a verbal agreement with Mr. Newton whereby the $337,500 would be reclassified as debt with an 8% interest component retroactive to the initial entry. As of June 30, 2011 principal and interest total $450,000.

On September 30, 2010, the Company issued a Promissory Note in the amount of $150,000 to a related party, a director of the Company, in exchange for a 1% Overriding Royalty Interest he held for the Days Creek Field. The Note carries an interest rate of 10%, which is accrued and has no maturity date. As of June 30, 2011, the outstanding balance including accrued interest is $161,250.

On September 1, 2010, the Company issued a Promissory Note in the amount of $25,000 to a related party, a director of the Company, in exchange for a 10% revenue interest  in the McDermott Well #5 located in the Marion Field. The Note carries an interest rate of 10%, which is accrued and has no maturity date.. As of June 30, 2011, the outstanding balance including accrued interest is was $27,083

On September 1, 2010, the Company issued two Promissory Notes in the amount of $50,000 each to two 3rd parties in exchange for each of their 25% revenue interest in the McDermott Well #5 located in the Marion Field. The Notes carry an interest rate of 10%, which is accrued and has no maturity date. As of June 30, 2011, the outstanding balance including accrued interest for each Note was $54,167 for a total of $108,334.

In the suit, LFI Fort Pierce, Inc. d/b/a Labor Finders, our subsidiary Tiger Bend Drilling was sued for $284,988.  This has been expensed in 2007 and is reflected in our accounts payable in 2009 and 2008.   In connection with this suit, an additional 25% in attorney fees and interest are owed and have been accrued at September 30, 2010.  In October 2010 a settlement was finalized. The Company entered into an agreement with LFI Fort Pierce d/b/a Labor Finders on October 8, 2010.  The Company agreed to deliver a $150,000 Promissory Note at (8%) annum to be paid on October 8, 2011 the maturity date to Labor Finders. Also, the Company delivered a $25,000 Promissory Note at (8%) annum to be paid on October 8, 2011, the maturity date to John F. Aplin attorney for Labor Finders.  Labor Finders agreed to fully release Conquest and Tiger Bend Drilling from all judgments.  The Company also paid court costs to John F. Aplin in the amount of $951 on October 8, 2010.  The company recognized a gain and wrote the liability amount down to the settlement amount at December 31, 2010.  As of June 30, 2010 a total of $182,000 is owed including accrued interest.

Interest expense, net

Interest expense consists of the following for the six months ended June 30:

	June 30, 2011	June 30, 2010
Interest expense related to debt	$1,354,132	$1,130,668
Other Interest expense	74,154	-
Amortization of deferred financing costs	-	-
Amortization of debt discount	953,184	3,144,596
	$2,381,470	$4,275,264

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

During the second quarter of 2008, the Company issued 545,455 shares of Series A Preferred Stock in exchange for $3,000,000 of corporate notes payable.  At June 30, 2011 and December 31, 2010, there were 545,455 shares of Series A Preferred Stock issued and outstanding.

Common stock

During the period ending March 31, 2011 4,500 shares of common stock were issued to a related party for services as a director valued at $285 based on the closing stock price on the date the service period was completed.

There was no stock issued in the quarter ending June 30, 2011 but 1,500 shares were accrued for a related party for services as a director.  These shares were valued at $90 based on the closing stock price on the dated the service period was completed, and recorded within stock payable as of June 30, 2011.

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

500,000 warrants were issued to a third party at an exercise price of $.07/share. These shares vested upon grant and have a ten year term.  The shares were calculated using the Black Sholes model and were valued at $29,731.The key inputs to the model were a stock price of $0.06 on the valuation date, discount rate of 2.97% , and volatility of 162%. These warrants were issued in order to extend an agreement concerning the production payment on the Marion property.

The following is a summary of the warrant activity for the period ended June 30, 2011:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, December 31, 2010	3,009,749	6.00

Granted	500,000	.06
Exercised	-	-
Expired or cancelled	-	-

Outstanding June 30, 2011	3,509,749	5.15

The following is a summary of the stock option activity for the period ended June 30, 2011:

2011
	Number of Shares	Weighted Average Exercise Price

Non-vested, beginning of period	-		$-

Granted	-
Vested	-		-

Non-vested, end of period	-	$

	2011
	Number of Shares	Weighted Average Exercise Price

Outstanding, beginning of period	489,916	$7.5

Granted	-
Exercised	-	-
Expired or cancelled	-	-

Outstanding, end of period	489,916	$7.5

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

The following describes legal action being pursued against the Company outside the ordinary course of business:

•
In the suit, Raymond Thomas, et al. vs. Ashley Investment Company, et al., in the 5th Judicial District Court for Richmond Parish, Louisiana, numerous present and former owners of property were seeking damages in an unspecified amount for alleged soil, groundwater and other contamination, allegedly resulting from oil and gas operations of multiple companies in the Delhi Field in Richmond Parish, Louisiana over a time period exceeding fifty years. Originally consisting of 14,000 acres upon discovery of the field in 1952, the Company acquired an interest in leases covering 1,400 acres in 2006. Although the suit was filed in 2005, and was pending when the Company acquired its interest in 2006, as part of the acquisition terms, the Company agreed to indemnify predecessors in title, including its grantor, against ultimate damages related to the prior operations. As part of the Company’s purchase terms, a Site Specific Trust Account was established with the State of Louisiana Department of Natural Resources intended to provide funds for remediation of the lands involved in its acquired interest.  The lawsuit was settled in June 2009 with the Company being required to complete remediation of the alleged damages.  To that time, the Company had spent $750,000 on legal fees and remediation.  Subsequently, the Company incurred and paid an additional $500,000 in clean-up costs.  At June 30, 2011, the Company had no accrual for remediation costs.  The Company does not anticipate additional remediation costs.

•
In the suit, LFI Fort Pierce, Inc. d/b/a Labor Finders, our subsidiary Tiger Bend Drilling was sued for $284,988.  This has been expensed in 2007 and is reflected in our accounts payable in 2009 and 2008.   In connection with this suit, an additional a 25% attorney fees and interest are owed and have been accrued at September 30, 2010.  In October 2010 a settlement was finalized. The Company entered into an agreement with LFI Fort Pierce d/b/a Labor Finders on October 8, 2010.  The Company agreed to deliver a $150,000 Promissory Note at (8%) annum to be paid on October 8, 2011 the maturity date to Labor Finders. Also, the Company delivered a $25,000 Promissory Note at (8%) annum to be paid on October 8, 2010, the maturity date to John F. Aplin attorney for Labor Finders.  Labor Finders agreed to fully release Conquest and Tiger Bend Drilling from all judgments.  The Company also paid court costs to John F. Aplin in the amount of $951on October 8, 2010.  The company recognized a gain and wrote the liability amount down to the settlement amount at December 31, 2010. The notes and accrued interest are fully accrued as of June 30, 2011.

•
The law firm Maloney Martin & Mitchell is seeking payment for services rendered with regards to the GEF/ South Belridge settlement.  At this point the amount and probability of payment will be determined based on receiving financing. This amount has been accrued at June 30, 2011.

•
During 2008 Bailey’s Repair Service, LLC filed a lawsuit against Tiger Bend Drilling, LLC for $22,932 for past due invoices.  A default judgment was filed in favor of Bailey’s on March 1, 2011. This amount has been accrued at June 30, 2011.

•
In a suit with Pannell Kerr Forster of Texas PC (AKA PKF Texas) and  PKF (UK) LLP was seeking payment for services rendered.  This lawsuit was settled for a sum of $281,818, payable in 24 monthly installments.  If the Company defaults on monthly installment, the entire outstanding balance of $563,636 becomes due.  The Company defaulted on payments and is the process of negotiating an additional settlement. The default balance is accrued at June 30, 2011.

•
During 2009, a former employee filed a claim with the Texas Workforce Commission for back wages and severance pay.  The Texas Workforce Commission awarded $284,166 to be paid on behalf of the former employee and the wages and severance pay were accrued at December 31, 2010.  The Company has appealed the ruling with the Texas Workforce Commission which has been continued to August 22, 2011.  This amount has been accrued at June 30, 2011.

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

Further, at a committee meeting held among all defendants in the Delhi Environmental lawsuit, everyone agreed to allow McGowan to lead in the physical restoration efforts and defend against unreasonable claims. Additionally, a percentage of all costs expended for expert witnesses and other matters were allocated to each party. McGowan spent the money, from their own account; but, their effort to collect is now being disputed by Chevron, Total, and Anadarko. The current estimate is approximately $277,000; and, if McGowan is unable to collect, they will look to Conquest for payment. Conquest has already borne the costs for the physical restoration.  Both of the preceding matters are corporate obligations and will have no effect on the mortgage of the property. The Company does not think the probability of losing is likely.  The $277,000 was accrued at June 30, 2011.

•
July 6, 2010 R. R. Donnelley & Sons Company was granted a judgment in the amount of $6,013.  On October 11, 2010 The Company entered into an agreement with R. R. Donnelly whereby Donnelly accepted $5,330 to be paid $500 per month starting October 15, 2010 until balance is paid in full.  The first payment was made on October 15, 2010 and the Company continues to make payments monthly.  The final payment was made on August 8, 2011 and was accrued for at June 30, 2011.

•
The Company through a contract with a former employee received a $100,000 Loan bearing interest at 18% per annum. The Company reached an overall global settlement involving the issuance of stock and an agreement to pay the interest on the loan on a monthly basis. Since May 2009, the Company has been making interest payments of $1,500 per month. The Company was unable to make the October 1, 2010; but, upon receipt of funds, paid the November 1, 2010 payment and the delinquent payment. Subsequently, the employee’s attorney sent a Demand Letter for full payment followed by a lawsuit seeking a judgment. In December of 2010, the employee filed a Motion for Nonsuit for dismissal of the case.  The default balance is accrued as of June 30, 2011.

•
June 7, 2010 Lou Fusz Sr. 2006 Partnership filed a claim that the Company has breached a promissory note in the original principal amount of $700,000.  The company intends to seek an out-of-court settlement. The default balance is accrued as of June 30, 2011.

•
October 2010 George Fine a prior consultant filed a lawsuit with Well Enhancement Service naming Conquest as a co-defendant. Conquest does not believe there is any basis for the company to be named in the lawsuit.

•
November 2006 Days Creek Operating Company entered into an operating agreement that set out the specifics by which Conquest would be responsible for its share of operating expenses in mutually owned oil and gas interest in the Days Creek Field.  The agreement was drafted by Days Creek Operating Company and its principals. The operating agreement gave the principals the right upon default by Conquest to take possession of The Company’s interest and to convey said interest to them.  Days Creek Operating Company upon default of the Company took possession and filed a lawsuit for expenses and took possession of Conquests interest.  Conquest filed a third-party claim against the principals denying that it was in default and alleging cause of action for wrongful foreclosure, usury, and conversion.  Our expectation is that the Company will prevail in our countersuits which will more than offset Days Creek Operating Company’s claim.

Note 7 -                       Subsequent Events

During 2008, the Company’s prior management failed to pay payroll taxes to the Internal Revenue Service and various state revenue agencies totaling $329,337 and $30,525 respectively.  In April, 2009, the Company made a payment of $125,000 to the Internal Revenue Service. Also, in 2009 the company was informed that prior management had not filed the 2005 W-2 and W-3 tax forms which resulted in penalties and interest equaling $246,795. Then in 2011, we were notified that prior management had not filed 2007 W-2 and W-3 forms which resulted in additional penalties and interest equaling $226,554. Since this is quite a serious matter which could result in substantial penalties and interest which would be very detrimental to the Company’s financial position, the Company has hired a consulting firm to deal with the Internal Revenue Service and the State Agencies and to date has paid them $18,500. The Company has accrued all payroll liabilities and the estimated interest and penalties related to this as of June 30, 2011.  In addition to the payment made in April 2009 the company has also paid $190,132.  By making these payments the trust fund (employee’s withholding) has been paid and all taxes owed by Axiom TEP, LLC.  The balance remaining is $7,500 in taxes for Conquest and penalties and interest which are being negotiated by our consulting firm. The Company is accruing penalties and interest monthly. On May 12, 2011 we received notice that the 2005 payroll tax penalty for not filing the W-2 has been abated.  Therefore, the balance owed as of July 6, 2011 is $401,915. The balance has been fully accrued as of June 30, 2011.

On March 3, 2011 the Company had entered into an Agreement with a third party financing entity to eliminate the Production Payment on the Marion property with a cash payment due on March 31, 2011 in the amount of $2,800,000. The Company further agreed to pay the financing entity a sum of $340,000 to purchase a Nitrogen Recovery Unit on the Marion property. The Company was to assume all contingent liabilities and burdens on the property. The Company would then own the Marion property free and clear of any mortgage. This Agreement was amended as of April 1, 2011 whereby the Company was required to make the payment on April 30, 2011. The Agreement was then amended as of May 1, 2011 whereby the Company is now required to make the payment as of June 30, 2011. The purchase price was increased to $3,000,000 to achieve the extension. Further, if the Company makes the payment on or before June 30, 2011, the financing entity will also receive a stock option to purchase 500,000 shares of common stock at a stock price of $.06/share. The term of the option is ten years.  The Agreement was then amended as of July 1, 2011 whereby the Company is now required to make the payment as of August 1, 2011. The purchase price was increased to $3,200,000 to achieve the extension. Further, the Stock Option relating to the May 1, 2011 extension became vested; and, if the Company makes the purchase on or before August 31, 2011, the financing company will also receive another stock option to purchase 500,000 shares of common stock at a stock price of $.06/share. The term of the option is ten years.

On July 14, 2011, the Company entered into a settlement agreement with Days Creek Operating and its principals whereby, each party mutually release the other party. In exchange for foregoing any operating costs attributable to the Company during the period of operations from May 1, 2008 to present; the Company assigned its 10% remaining working interest, to the principals. Further, since the Company had issued its 7.5% revenue interest to 6 different parties in the form of overriding royalty interests; the principals were granted the right to utilize the 10% working interest with these 6 parties. The Company maintains certain liabilities relating to its past operations of the property.

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

Going concern

As presented in the unaudited consolidated financial statements, the Company has incurred a net loss of $3,422,297 during the six months ended June 30, 2011, and losses are expected to continue in the near term. Current liabilities exceeded current assets by $29,171,396 and the accumulated deficit is $136,453,515 at June 30, 2011.  Amounts outstanding and payable to creditors are in arrears and the Company is in negotiations with certain creditors to obtain extensions and settlements of outstanding amounts. The Company is currently in default on most of its debt obligations and the Company has no future borrowings or funding sources available under existing financing arrangements. Management anticipates that significant additional capital expenditures will be necessary to develop the Company’s oil and natural gas properties, which consist primarily of proved reserves that are non-producing, before significant positive operating cash flows will be achieved.

The accompanying unaudited consolidated financial statements are prepared as if the Company will continue as a going concern. The unaudited consolidated financial statements do not contain adjustments, including adjustments to recorded assets and liabilities, which might be necessary if the Company were unable to continue as a going concern.

 Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010.

Oil and Natural Gas Revenues: Oil and natural gas revenues for the three months ended June 30, 2011 and 2010 were $298,902 and $313,816, respectively, a decrease of 4.7%.   This decrease was due to loss volumes at Marion from a pipeline shut in because of nitrogen content and decrease in gas price.

Production and Lease Operating Expenses: Production and lease operating expenses for the three months ended June 30, 2011 and 2010 were $221,002 and $419,888 respectively, a decrease of 47.3% which was due to the lack of funding.

Depletion, Depreciation and Amortization:   Depletion, depreciation, and amortization for the three months ended June 30, 2011 and 2010 was $40,616 and $103,880 respectively, a decrease of $63,264. The decrease was due to the decrease in depletion and depreciation of the reserve basis in the Marion and Belton Field.

General and Administrative Expenses: General and administrative expenses for the three months ended June 30, 2011 and 2010 were $301,087 and $5,429,460, respectively.  This net decrease of $5,128,373 is due to lack of funding.

    Interest Expense, net: Interest expense, net for the three months June 30, 2011 and 2010 was $1,211,590 and $2,474,606 respectively.   In October 2010, an agreement was made with lender to eliminate additional penalty and interest, to comply with usury laws.

Net Loss: The Company incurred a loss for the three months ended June 30, 2011 and 2010 of $1,720,188 and $8,139,283 respectively, specifically due to reasons discussed above

Six months Ended June 30, 2011 Compared to the Six months Ended June 30, 2010.

Oil and Natural Gas Revenues: Oil and natural gas revenues for the six months ended June 30, 2011 and 2010 were $586,269 and $640,697, respectively, a decrease of 8.5%.   This decrease was due to loss volumes at Marion from a pipeline shut in because of nitrogen content and decrease in gas price.  The Delhi field’s revenue is down because of the lack of funds for well repairs.

Production and Lease Operating Expenses: Production and lease operating expenses for the six months ended June 30, 2011 and 2010 were $602,899 and $862,508 respectively, a decrease of 30.0% which was due to the lack of funding.

Depletion, Depreciation and Amortization:   Depletion, depreciation, and amortization for the six months ended June 30, 2011 and 2010 was $82,623 and $195,193 respectively, a decrease of $112,570. The decrease was due to the decrease in depletion and depreciation of the reserve basis in the Marion and Belton Field.

General and Administrative Expenses: General and administrative expenses for the six months ended June 30, 2011 and 2010 were $684,188 and $5,749,979 respectively.  This net decrease of $5,065,791 is due to the lack of funding.

    Interest Expense, net: Interest expense, net for the six months June 30, 2011 and 2010 was $2,381,470 and $4,275,264, respectively.   In October 2010, an agreement was made with lender to eliminate additional penalty and interest, to comply with usury laws.

Net Loss: The Company incurred a loss for the six months ended June 30, 2011 and 2010 of $3,422,297 and $10,473,809 respectively, specifically due to reasons discussed above

Liquidity and Capital Resources

At June 30, 2011, the Company had a working capital deficit of $29,171,396 as compared to a working capital deficit of $26,442,973 at December 31, 2010.  Current liabilities increased to $29,594,587 at June 30, 2011 from $27,389,362 at December 31, 2010.

Net cash used in operating activities totaled $338,628 for the six months ended June 30, 2011.  Net cash used in operating activities totaled $1,487,977 for the six months ended June 30, 2010. Net cash used in operating activities for the 2011 period consists primarily of the net loss of $3,422,297.  The reduction in cash used in operating activities in the 2011 period was primarily due to the limited availability of funds.

Net cash used in investing activities totaled $11,450 for the six months ended June 30, 2011.  Net cash used in investing activities totaled $14,681 for the six months ended June 30, 2010.

Net cash provided by financing activities totaled $253,601 for the six months ended June 30, 2011.  Net cash used in financing activities totaled $1,444,194 for the six months ended June 30, 2010.

While the Company is actively seeking additional funding sources, no future borrowing or funding sources are available under existing financing arrangements.

Item 3.    Quantitative and Qualitative Disclosures about market risk.

None.

Item 4.   Controls and Procedures.

Management’s assessment of the effectiveness of the registrant’s internal control over financial reporting is as of the quarter ended June 30, 2011.  Based on that evaluation, our management concluded that our control over financial reporting and related disclosure controls and procedures were not effective because our accounting processes lack appropriate segregation of responsibilities and accounting technical expertise necessary for an effective system of internal control. We believe that our lack of technical expertise constitutes a material weakness in our internal control. In addition to this material weakness, Management’s assessment showed that the following material weaknesses from the quarter ended June 30, 2011.

As of June 30, 2011, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any director who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

As of June 30, 2011, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

This lack of internal controls over financial reporting resulted in numerous adjusting journal entries proposed by our independent auditor during their review of the quarter ended June 30, 2011.

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

•
In the suit, Raymond Thomas, et al. vs. Ashley Investment Company, et al., in the 5th Judicial District Court for Richmond Parish, Louisiana, numerous present and former owners of property were seeking damages in an unspecified amount for alleged soil, groundwater and other contamination, allegedly resulting from oil and gas operations of multiple companies in the Delhi Field in Richmond Parish, Louisiana over a time period exceeding fifty years. Originally consisting of 14,000 acres upon discovery of the field in 1952, the Company acquired an interest in leases covering 1,400 acres in 2006. Although the suit was filed in 2005, and was pending when the Company acquired its interest in 2006, as part of the acquisition terms, the Company agreed to indemnify predecessors in title, including its grantor, against ultimate damages related to the prior operations. As part of the Company’s purchase terms, a Site Specific Trust Account was established with the State of Louisiana Department of Natural Resources intended to provide funds for remediation of the lands involved in its acquired interest.  The lawsuit was settled in June 2009 with the Company being required to complete remediation of the alleged damages.  To that time, the Company had spent $750,000 on legal fees and remediation.  Subsequently, the Company incurred and paid an additional $500,000 in clean-up costs.  At June 30, 2011, the Company had no accrual for remediation costs.  The Company does not anticipate additional remediation costs.

•
In the suit, LFI Fort Pierce, Inc. d/b/a Labor Finders, our subsidiary Tiger Bend Drilling was sued for $284,988.  This has been expensed in 2007 and is reflected in our accounts payable in 2009 and 2008.   In connection with this suit, an additional a 25% attorney fees and interest are owed and have been accrued at September 30, 2010.  In October 2010 a settlement was finalized. The Company entered into an agreement with LFI Fort Pierce d/b/a Labor Finders on October 8, 2010.  The Company agreed to deliver a $150,000 Promissory Note at (8%) annum to be paid on October 8, 2011 the maturity date to Labor Finders. Also, the Company delivered a $25,000 Promissory Note at (8%) annum to be paid on October 8, 2010, the maturity date to John F. Aplin attorney for Labor Finders.  Labor Finders agreed to fully release Conquest and Tiger Bend Drilling from all judgments.  The Company also paid court costs to John F. Aplin in the amount of $951on October 8, 2010.  The company recognized a gain and wrote the liability amount down to the settlement amount at December 31, 2010. The notes and accrued interest are fully accrued as of June 30, 2011.

•
The law firm Maloney Martin & Mitchell is seeking payment for services rendered with regards to the GEF/ South Belridge settlement.  At this point the amount and probability of payment will be determined based on receiving financing. This amount has been accrued at June 30, 2011.

•
During 2008 Bailey’s Repair Service, LLC filed a lawsuit against Tiger Bend Drilling, LLC for $22,932 for past due invoices.  A default judgment was filed in favor of Bailey’s on March 1, 2011. This amount has been accrued at June 30, 2011.

•
In a suit with Pannell Kerr Forster of Texas PC (AKA PKF Texas) and  PKF (UK) LLP was seeking payment for services rendered.  This lawsuit was settled for a sum of $281,818, payable in 24 monthly installments.  If the Company defaults on monthly installment, the entire outstanding balance of $563,636 becomes due.  The Company defaulted on payments and is the process of negotiating an additional settlement. The default balance is accrued at June 30, 2011.

•
During 2009, a former employee filed a claim with the Texas Workforce Commission for back wages and severance pay.  The Texas Workforce Commission awarded $284,166 to be paid on behalf of the former employee and the wages and severance pay were accrued at December 31, 2010.  The Company has appealed the ruling with the Texas Workforce Commission which has been continued to August 22, 2011.  This amount has been accrued at June 30, 2011.

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

Further, at a committee meeting held among all defendants in the Delhi Environmental lawsuit, everyone agreed to allow McGowan to lead in the physical restoration efforts and defend against unreasonable claims. Additionally, a percentage of all costs expended for expert witnesses and other matters were allocated to each party. McGowan spent the money, from their own account; but, their effort to collect is now being disputed by Chevron, Total, and Anadarko. The current estimate is approximately $277,000; and, if McGowan is unable to collect, they will look to Conquest for payment. Conquest has already borne the costs for the physical restoration.  Both of the preceding matters are corporate obligations and will have no effect on the mortgage of the property. The Company does not think the probability of losing is likely.  The $277,000 was accrued at June 30, 2011.

•
July 6, 2010 R. R. Donnelley & Sons Company was granted a judgment in the amount of $6,013.  On October 11, 2010 The Company entered into an agreement with R. R. Donnelly whereby Donnelly accepted $5,330 to be paid $500 per month starting October 15, 2010 until balance is paid in full.  The first payment was made on October 15, 2010 and the Company continues to make payments monthly. The final payment was made on August 8, 2011 and was accrued for at June 30, 2011.

•
The Company through a contract with a former employee received a $100,000 Loan bearing interest at 18% per annum. The Company reached an overall global settlement involving the issuance of stock and an agreement to pay the interest on the loan on a monthly basis. Since May 2009, the Company has been making interest payments of $1,500 per month. The Company was unable to make the October 1, 2010; but, upon receipt of funds, paid the November 1, 2010 payment and the delinquent payment. Subsequently, the employee’s attorney sent a Demand Letter for full payment followed by a lawsuit seeking a judgment. In December of 2010, the employee filed a Motion for Nonsuit for dismissal of the case.  The default balance is accrued as of June 30, 2011.

•
June 7, 2010 Lou Fusz Sr. 2006 Partnership filed a claim that the Company has breached a promissory note in the original principal amount of $700,000.  The company intends to seek an out-of-court settlement. The default balance is accrued as of June 30, 2011.

•
October 2010 George Fine a prior consultant filed a lawsuit with Well Enhancement Service naming Conquest as a co-defendant. Conquest does not believe there is any basis for the company to be named in the lawsuit.

•
November 2006 Days Creek Operating Company entered into an operating agreement that set out the specifics by which Conquest would be responsible for its share of operating expenses in mutually owned oil and gas interest in the Days Creek Field.  The agreement was drafted by Days Creek Operating Company and its principals. The operating agreement gave the principals the right upon default by Conquest to take possession of The Company’s interest and to convey said interest to them.  Days Creek Operating Company upon default of the Company took possession and filed a lawsuit for expenses and took possession of Conquests interest.  Conquest filed a third-party claim against the principals denying that it was in default and alleging cause of action for wrongful foreclosure, usury, and conversion.  Our expectation is that the Company will prevail in our countersuits which will more than offset Days Creek Operating Company’s claim.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Common stock

None.

Warrants

None.

Stock options

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Removed and Reserved

Item 5.    Other Information

Item 6.    Exhibits

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONQUEST PETROLEUM INCORPORATED
(Registrant)

Date: August 15, 2011	By:	/s/ Robert D. Johnson
Robert D. Johnson
Chief Executive Officer